Form 10-K
period 2026-01-03
SILICON LABORATORIES INC.
filed 2026-02-10
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 5, 2025) was approximately $5.0 billion (assuming, for this purpose, that only directors and officers are deemed affiliates).
There were 32,955,929 shares of the registrant’s common stock issued and outstanding as of January 30, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Part I
Item 1.     Business
Overview
Silicon Laboratories Inc. is a leader in secure, intelligent wireless technology for a more connected world. Our integrated hardware and software platforms, intuitive development tools, industry-leading ecosystem, and robust support help customers build advanced devices for industrial, commercial, home, and life applications. We make it easy for developers to solve complex wireless challenges throughout the product lifecycle and get to market quickly with innovative solutions that transform industries, grow economies, and improve lives.
We are pioneers in wireless innovation and have spent over two decades simplifying the complexity of radio frequency (“RF”) from silicon to cloud. Our leading platform, purpose-built for the Internet of Things (“IoT”), helps customers quickly create secure, intelligent, wireless connected devices. Our team and technology assist customers in solving development challenges, including energy efficiency, to build connected devices for applications that support better health, innovative infrastructure, and sustainable cities.
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
Pending Merger with Texas Instruments
On February 4, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Texas Instruments Incorporated, a Delaware corporation (“Parent”), and Caldwell Merger Corp., a Delaware corporation and wholly-owned direct subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into Silicon Laboratories Inc. (the “Merger”), and we will survive the Merger as a wholly-owned direct subsidiary of Parent. At the effective time of the Merger, each share of our common stock outstanding as of immediately prior to the effective time (other than dissenting shares or any shares of our common stock held by us as treasury stock or owned by Parent or any of our or Parent’s subsidiaries) will be cancelled and converted into the right to receive $231.00 in cash, without interest. The transactions contemplated by the Merger Agreement were unanimously approved by our board of directors, and the Merger is expected to close in the first half of 2027, subject to customary closing conditions, including approval by our stockholders and the receipt of required regulatory approvals.
Industry Background
The Internet of Things is about connecting embedded applications to the Internet. The phrase IoT describes the myriad of smart, connected devices that surround us today, deployed in a variety of home, life, commercial, and industrial applications. When MIT’s Kevin Ashton first used the phrase in 1999, he was promoting the possibilities of RFID, but today, the IoT describes an impressive array of devices and capabilities. Machine learning is bringing greater intelligence to the edge on battery-powered devices. The IoT is monitoring patients’ health 24/7 to send rich data to doctors miles away. Smart, connected devices detect water leaks to improve sustainability. It’s an industry of variety and impact. Whether in a door lock or a heart monitor, a smart home thermostat, or a municipal energy grid, our solutions are improving life and the planet’s sustainability.
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
Many IC solution providers lack sufficient analog expertise to develop compelling mixed-signal products. As a result, manufacturers of electronic devices value providers that can supply them with mixed-signal solutions offering greater functionality, smaller size, and lower power requirements at a reduced cost and shorter time-to-market. We have the breadth in our portfolio, depth of wireless connectivity expertise, and the focus on IoT to help our customers quickly bring their innovative ideas to market.
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
We have continued to diversify our product portfolio and introduce new products and solutions through both organic investment and acquisitions. The life cycles of our products are relatively long, given the amount of effort and time required in the design-in process for our customers.
Revenues during fiscal 2025, 2024 and 2023 were generated predominately by sales of our mixed-signal products. The following summarizes the products that we have introduced to customers:
Wireless Microcontrollers
Our EFM32™, EFM8™, 8051, wireless MCUs and wireless SoCs are based on numerous wireless protocols, including Bluetooth, sub-GHz proprietary technologies, Thread, Wi-Fi, Zigbee, and Z-Wave technologies. Our family of products are ideally suited to ultra-low power IoT embedded systems that include energy-friendly 8-bit mixed-signal microcontrollers, ultra-low power 32-bit microcontrollers, and wireless MCU connectivity solutions using the ARM® Cortex-M0+/M3/M4 and newer M33 cores. Single and multi-protocol SoC devices and modules provide flexible, highly integrated solutions designed to meet demanding requirements of IoT applications. The introduction of our Series 2 portfolio in 2019 provided a greater focus on updatable device security which is becoming vital to the evolution and success of IoT. Now, our Series 3 portfolio, which released its first product in 2025, leverages the 22 nm process node to provide greater compute, interoperability, and energy efficiency for even more advanced workloads. We bring enhanced capability to the industry, protecting user data, system keys, and manufacturer brands from malicious threats, both hands-on and internet-based. Our broad portfolio addresses a variety of target markets.
Our products are supported by Simplicity Studio™, which provides one-click access to design tools, documentation, software, and support resources, and help simplify software development for IoT developers by coordinating and prioritizing multiprotocol connectivity, SoC peripherals and other system-level activities.

We group our products as Industrial & Commercial or Home & Life based on the target markets they address. These markets and their corresponding applications are described below:

Target Market	Applications

Industrial & Commercial

Industrial IoT
The Industrial IoT market supports a diverse array of products and applications. Utilizing Industrial IoT enables companies to enhance production and efficiency, gain insights into processes, and predict faults before they lead to downtime. Our Industrial IoT solutions drive energy efficiency, operational excellence, and enables the intelligent and secure use of industrial assets. They simplify human-machine interfaces, improve convenience for electrical providers and consumers through smart metering, drives operational efficiency by adding wireless connectivity to street lights, sensors, and controls, optimize maintenance routines with IoT predictive maintenance, and enhance energy efficiency by allowing renewable energy integration in both residential and utility setting.	–Industrial automation and control –Smart metering –Smart street lighting –Renewable energy –Electric vehicle supply equipment –Industrial wearables –Industrial equipment –Smart agriculture

Commercial IoT
Commercial IoT, such as smart retail solutions, can increase retailer efficiency, reduce labor costs, and provide consumer insights by merging digital online e-commerce and physical stores into an omnichannel experience. Our smart retail solutions, such as electronic shelf labels, increase productivity and profitability via centralized and dynamic price management without the labor-intensive manual price updates. Our smart lighting solutions use wireless access points to enable indoor location services which track assets and consumer behavior and speed up click-and-collect ordering.	–Smart buildings –Access controls –Asset tracking –Smart lighting –Electronic shelf labels –Theft protection –Power tools –Enterprise access points

Home & Life

Smart Home
The Smart Home market is transforming everyday living through greater comfort, efficiency, and peace of mind. Consumers are embracing connected devices that make homes safer, more energy-efficient, and easier to manage, from lighting and climate control to security and entertainment. As smart technology becomes more intelligent, intuitive, and interoperable, it enables seamless automation that enhances quality of life while supporting sustainability and cost savings. Our secure, reliable, and robust smart home solutions also include support for emerging applications like Matter and Amazon Sidewalk that are designed to streamline customer adoption while providing functionality that reinforces privacy, simplicity, and performance.	–Home cameras –Locks –Gateways –Residential lighting –Window shades/blinds –HVAC (heating, ventilation, and air conditioning) –Appliances –Switches –Sensors –Security panels –Smart smoke/CO detectors

Connected Health
Smart medical devices, such as continuous glucose monitors, insulin pumps, pulse oximeters, ECG monitors, and fitness wearables, make healthcare more accessible and are improving lives around the world. Regulatory requirements, product miniaturization needs, battery life, and security make development of these connected medical devices challenging for device manufacturers. Our low-power, high-performance wireless SoCs and modules simplify this process and accelerate time-to-market to develop secure, reliable, smart medical devices.	–Diabetes management –Consumer health & fitness (wearables) –Elderly care –Patient monitoring –Activity tracking

Customers, Sales and Marketing
We market our products through our direct sales force and through a network of independent sales representatives and distributors. Direct and distribution customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.
We consider our customer to be the end customer purchasing either directly from a distributor, a contract manufacturer or us. During fiscal 2025, our ten largest end customers accounted for 25% of our revenues. We had no customer that represented more than 10% of our revenues during this period. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we sell products to, and are paid by distributors and contract manufacturers, we refer to the end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, represented 28% and 21% of our revenues during fiscal 2025, respectively.
We maintain numerous sales offices in Asia, the Americas and Europe. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 91% in fiscal 2025.
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
Research and development expenses were $353.2 million, $332.2 million and $337.7 million in fiscal 2025, 2024 and 2023, respectively.
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
As the IoT continues to mature, a new class of embedded applications is emerging, presenting feature-rich and task-intensive use cases. This growing complexity is driving the need for real time operating systems (“RTOS”) to help simplify software development for IoT applications by coordinating and prioritizing multiprotocol connectivity, SoC peripherals, and other system-level activities. In addition to being able to manage numerous application tasks, an RTOS enhances scalability and makes complex applications predictable and reliable.
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

In addition to developing specific security hardware and software capabilities, we also focus design and engineering efforts on technologies that simplify and accelerate adoption by customers of security features engineered into our silicon chips. This is primarily achieved through software tools such as Simplicity Studio and its integration with cloud-based services that simplify implementation, reduce complexity and enable management of security for fleets of devices. Those capabilities are designed to help customers develop products and solutions with chip-to-cloud security integration, enable faster time to market and reduce security defects, risks and losses due to security attacks and incidents. We continue to create innovative security solutions that enable customers to develop best-in-class, simple and economical solutions and will continue investing in security-specific research and development that addresses a dynamic threat landscape, emerging regulatory requirements, and evolving customer security and privacy needs.
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
Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors, or within our internal facilities prior to shipping to our customers. During fiscal 2025, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2026.
If our suppliers experience closures or reductions in their capacity utilization levels in the future, including due to unpredictable factors outside their control, we may have difficulty sourcing materials necessary to fulfill production requirements. Disruptions to our business and supply chain (and the business and supply chains of our customers) could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling, or testing from the affected subcontractor to another third-party vendor.
Backlog
We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser, typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

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
•Intellectual property; and
•Software.
We believe that we are competitive with respect to these factors, particularly because our ICs typically are smaller in size, are highly integrated, achieve high-performance specifications at lower price points than many competitive products, and are manufactured in standard CMOS, which generally enables us to supply them on a relatively rapid basis to customers to meet their product introduction schedules. However, disadvantages we face include our relatively short operating history in certain of our markets and the need for customers to redesign their products and modify their software to implement our ICs in their products.
Due to our diversified product portfolio and the numerous markets and applications we serve, we compete against a relatively large number of competitors. We compete with Espressif, Infineon, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers, designers of semiconductors, and start-up semiconductor design companies. Our competitors may also offer bundled solutions offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We could also face competition from module makers or other systems suppliers that may include mixed-signal components in their products, which could eliminate the need for our ICs.
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
Intellectual Property
Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of January 3, 2026, we had greater than 1,575 issued or pending United States and foreign patents. Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents in our patent portfolio vary. There can be no assurance that patents will ever be issued with respect to our patent applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.
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
Human Capital
Our success depends on our ability to continue to attract, retain and motivate qualified employees, particularly highly skilled analog and mixed-signal engineers and senior management personnel. We strive to meet this objective by offering competitive compensation and benefits in an inclusive, equitable and safe workplace, with opportunities for our employees to grow and develop in their careers.
As of January 3, 2026, we employed 1,930 people, of whom 72% were in engineering roles. Women represented 23% of our workforce and men represented 77%. We are a multi-national and multi-ethnic workforce, with sites and employees in more than a dozen countries. We are committed to fostering an environment where people feel valued, respected, and empowered to do their best work. We actively promote fair and equitable practices in our recruitment, development, promotion and compensation programs. These principles are also reflected in our employee training, in particular with respect to our policies against harassment, discrimination and the elimination of bias in the workplace.
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
We believe that our future success depends on retaining the services of our key personnel, developing their successors and properly managing the transition of key roles when they occur. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We use employee surveys to better understand and improve the employee experience and identify opportunities to continually strengthen our company culture. We use employee feedback to drive and improve processes and ensure a deep understanding of our mission and vision among our employees. We believe our continued focus on a strong, differentiated company culture, along with competitive compensation, career growth, and development opportunities have helped increase employee tenure and reduce voluntary turnover. During fiscal 2025, our voluntary employee turnover rate was 8%.
The well-being of our employees is of utmost importance to us. We offer comprehensive benefits, resources, and personalized tools to address the healthcare and wellness needs of our employees and their families. We provide access to a variety of global programs that promote physical, mental and financial health, encouraging employees to take time off when needed, sustain a healthy work-life balance, personalize work arrangements, and plan for a secure future. By inserting flexibility into our programs, we are best able to support employees and their families through various stages of their lives.
Corporate Sustainability
As a global corporate citizen, we are committed to advancing responsible and sustainable operations throughout our supply chain. We live by our promise to “do the right thing” for all: our employees, customers, shareholders, communities, and the planet. We design smart, energy-efficient products that enable battery-powered, ultra-low-power wireless communications for our customers across industries where technology can meaningfully influence environmental and societal outcomes across home, medical, industrial, and commercial environments, including air pollution and waste management monitoring, water integrity, residential irrigation monitoring, street lighting networks, advanced metering infrastructure and green energy solutions. Innovative solutions do not stop at our products, as we are also actively supporting research to improve safety, sustainability, and overall quality of life in densifying cities as the founding corporate partner for the Smart City Living Lab at The International Institute of Information Technology in Hyderabad, India.
We demand excellence in our quality and environmental management systems, which are certified to ISO 9001:2015 and ISO 14001:2015 standards, respectively. We are committed to delivering products that meet environmental regulations and requirements, and we maintain high standards for our global supply chain partners, prioritizing qualified suppliers who are socially and environmentally aligned with our sustainability approach. In 2022, we joined the Responsible Business Alliance® (“RBA®”), an industry coalition dedicated to responsible business conduct in the global supply chain. We support, and require our suppliers to support, the RBA Code of Conduct.
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
Item 1A.     Risk Factors
Risk Factors Summary
Risks Related to the Proposed Merger
•We may not complete the proposed Merger within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial condition, results of operations, cash flows and stock price
•Uncertainties associated with the Merger could adversely affect our business, results of operations, cash flows and financial condition
•The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and that could deter or discourage a competing acquirer from making a favorable alternative transaction proposal
•While the Merger Agreement is in effect, we are subject to restrictions on our business activities
•Lawsuits may arise in connection with the Merger, which could delay or prevent completion of the Merger and adversely affect our business, results of operations, cash flows and financial condition
Global Business Risks
•We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results
•We may be subject to information technology failures that could damage our reputation, business operations and financial condition
•Our business, financial condition, and results of operations could be materially and adversely affected by global or industry-specific shortages of memory components or other key components necessary for our customers’ products
•Competition within the numerous markets we target may reduce sales of our products and reduce our market share
•If we are unable to develop or acquire new and enhanced products that achieve market acceptance in a timely manner, our operating results and competitive position could be harmed
•Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
•We have limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share
•Our business, financial condition, and results of operations could be materially and adversely affected by tariffs, trade restrictions, and other barriers to international trade
•We rely on third parties to manufacture, assemble and test our products, which subjects us to risks of disruptions in our supply chain
•We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
•Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales
•We are subject to the cyclical nature of the semiconductor industry, which has been subject to significant fluctuations
•We may not be able to maintain our historical growth and may experience significant period-to-period fluctuations in our revenues and operating results, which may result in volatility in our stock price
•Our inability to manage growth could materially and adversely affect our business
•We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed
•Any acquisitions we make could disrupt our business and harm our financial condition
•The average selling prices of our products could decrease rapidly which may negatively impact our revenues and gross profit

•Failure to manage our distribution channel relationships could impede our future growth
•We do not have long-term commitments from our customers
•We are subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products
•Our products are complex and may contain errors which could lead to liability, an increase in our costs and/or a reduction in our revenues
•Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales
•We are subject to risks relating to product concentration
•Any dispositions could harm our financial condition
•The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations, which could result in our inability to satisfy demand for our products in a timely manner and may decrease our gross profit due to higher unit costs
•We depend on our customers to support our products, and some of our customers offer competing products
•Changes in the privacy and data security/protection laws could have an adverse effect on our operations
•Our products must conform to industry standards and technology in order to be accepted by end users in our markets
•Any material weaknesses or other deficiencies or otherwise failing to maintain an effective system of internal controls, including disclosure controls and procedures, could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations
Intellectual Property Risks
•Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could adversely affect our business
•We may be unable to protect our intellectual property, which would negatively affect our ability to compete
Liquidity and Credit Risks
•Disruptions in the financial services industry could adversely affect our operations and financial condition
•We are subject to credit risks related to our accounts receivable
•Any borrowings under our credit agreement or other indebtedness could adversely affect our operations and financial condition
•We could seek to raise additional debt or equity capital in the future, but additional capital may not be available on terms acceptable to us, or at all
Stock and Governance Risks
•Our stock price may be volatile
•Provisions in our charter documents and Delaware law could prevent, delay or impede a change in control of us and may reduce the market price of our common stock

Risk Factors
Risks Related to the Proposed Merger
We may not complete the proposed Merger within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial condition, results of operations, cash flows and stock price
On February 4, 2026, we entered into the Merger Agreement with Parent and Merger Subsidiary, pursuant to which Merger Subsidiary will be merged with and into us, with us continuing as the surviving company and a wholly owned subsidiary of Parent. If the Merger is completed, we will become a privately held company, meaning that our common stock will be delisted from the NASDAQ National Market and deregistered under the Securities Exchange Act of 1934. Completion of the Merger is subject to a number of closing conditions, including obtaining approval of our stockholders at a special meeting of stockholders and the receipt of required regulatory approvals. The failure to satisfy these closing conditions could jeopardize or delay the consummation of the Merger.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain materiality qualifications) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, covenants regarding operation of our business prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances. Certain conditions to the completion of the pending Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). As a result, we cannot assure you that the Merger will be completed.
If the Merger is not completed within the expected time frame, or at all, we may be subject to a number of material risks. To the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed and stockholders may not recover their investment or receive a price for their shares of our common stock similar to what has been offered under the Merger Agreement. Further, investor confidence in us could decline, and stockholder litigation could be brought against us. Additionally, we may be required to pay a termination fee under certain circumstances that give rise to a termination of the Merger Agreement.
In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, including for activities that we would have not undertaken other than to complete the Merger. As a result, to the extent the Merger is not completed, we will receive little or no benefit from incurring these costs.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including: the amount of cash per outstanding share of our common stock to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; receipt of the all-cash per share Merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current business strategy as an independent company.
Uncertainties associated with the Merger could adversely affect our business, results of operations, cash flows and financial condition
The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in our business and create uncertainties, which could have an adverse effect on our business, results of operations, cash flows and financial condition, regardless of whether the Merger is completed. These risks and uncertainties include, but are not limited to:
•the possibility that our relationship with suppliers, customers and employees could be adversely affected, including if our suppliers, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•uncertainties caused by any negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;

•a diversion of a significant amount of management time and resources toward the completion of the Merger;
•a distraction of our current employees as a result of the Merger, which could result in a decline in their productivity or cause distractions in the workplace;
•being subject to certain restrictions on the conduct of our business;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger;
•difficulties in attracting and retaining key employees due to uncertainties related to the Merger;
•impact of costs related to completion of the Merger; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement. As a result, there can be no assurance that our business, results of operations, cash flows and financial condition will not be adversely affected, as compared to prior to the announcement of the Merger Agreement.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and that could deter or discourage a competing acquirer from making a favorable alternative transaction proposal
Under the Merger Agreement, we are subject to “no-shop” restrictions and are not permitted, subject to certain exceptions set forth in the Merger Agreement, to initiate, solicit or knowingly encourage or facilitate any inquiries or the making of any proposal or offer by or with a third party with respect to an acquisition proposal and to furnish nonpublic information to, or engage in discussions or negotiations with, a third party interested in pursuing an alternative transaction. Further, our board of directors is required to recommend that our stockholders vote in favor of the Merger, subject to exceptions for superior proposals and other situations where failure to effect a recommendation change would be inconsistent with the board of directors’ fiduciary duties. Upon the termination of the Merger Agreement under specified circumstances, including, among others, the termination by the Parent in the event of a Change of Recommendation (as defined in the Merger Agreement) by our board of directors, we would be required to pay Parent a termination fee of $259 million. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than Parent for our outstanding common stock from considering or proposing such an acquisition of the Company.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities
Under the terms of the Merger Agreement, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to pay dividends; acquire other businesses and assets; dispose of our assets; enter into or materially modify certain contracts; repurchase, adjust the terms of or issue securities; make certain capital expenditures; settle certain legal actions; take certain actions relating to intellectual property; take certain action related to employee benefit plans; amend our organizational documents; and incur certain indebtedness. Because of these restrictions, we may be prevented from taking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement, including responding effectively and/or timely to competitive pressures and industry developments, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Lawsuits may arise in connection with the Merger, which could delay or prevent completion of the Merger and adversely affect our business, results of operations, cash flows and financial condition
Lawsuits relating to the Merger could be filed against us and our directors and officers, including by our stockholders. Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any litigation cannot be assured and could delay or prevent completion of the Merger. Additionally, the amount of fees and costs of defense, including costs associated with the indemnification of directors and officers, and other liabilities that may be incurred in connection with lawsuits and other negative effects, such as diversion of resources from the Merger and ongoing business activities, negative publicity or damage to our relationships with business partners, suppliers and customers, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Global Business Risks
We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results
Information technology system and/or network disruptions, regardless of the cause, but including acts of sabotage, error, or other actions, could harm our operations. Failure to effectively prevent, detect, and recover from security breaches, including cyber-attacks, could result in the misuse of company assets, disruption to the company, diversion of management resources, regulatory inquiries, legal claims or proceedings, reputational damage, loss of sales and other costs to the company. We routinely face attacks that attempt to breach our security protocols, gain access to or disrupt our computerized systems or steal proprietary company, customer, partner or employee information. These attacks are sometimes successful. These attacks may be due to security breaches, employee error, theft, malfeasance, phishing schemes, ransomware, faulty password or data security management, or other irregularities. Additionally, we use artificial intelligence (“AI”)-driven efficiencies in our software development and customer support services. Our use of AI may increase vulnerability to cybersecurity risks, including through unauthorized use or misuse of AI tools and bad inputs or logic or the introduction of malicious code incorporated into AI generated code. AI and machine learning also may be used for certain cybersecurity attacks, improving or expanding the existing capabilities of threat actors in manners we cannot predict at this time, resulting in greater risks of security incidents and breaches. The theft, loss, destruction, unavailability or misuse of personal or business data collected, used, stored or transferred by us to run our business could result in increased security costs or costs related to defending legal claims. Industrial espionage, theft or loss of our intellectual property data could lead to counterfeit products or harm the competitive position of our products and services. Costs to implement, test and maintain measures to promote compliance with applicable privacy and data security laws as well as to protect the overall security of our system have been and are expected to continue to be significant. While we have dedicated resources to privacy and security incident response capabilities, our response process may not be adequate, may fail to accurately assess the severity of an incident, may not be fast enough to prevent or limit harm, or may fail to sufficiently remediate an incident. Attempted or successful attacks against our products and services could damage our reputation with customers or users and reduce demand for our products and services. Additionally, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks and other security challenges as a result of hybrid working arrangements and employees and our service providers working remotely.
In addition, the risk of cyber-attacks has increased in recent years in connection with geopolitical events, and nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In 2022, the U.S. Cybersecurity and Infrastructure Security Agency issued a “Shields Up” alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the United States, particularly in the wake of sanctions imposed by the United States and its allies. These circumstances increase the likelihood of cyber-attacks and/or security breaches.
We may be subject to information technology failures that could damage our reputation, business operations and financial condition
We rely on information technology for the effective operation of our business. Our systems are subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, theft, physical or electronic break-ins, cyber-attacks, sabotage, vandalism, or similar events or disruptions, including those described in the preceding risk factor. Our security measures may not prevent or detect such security breaches. Any such compromise of our information security could result in the theft or unauthorized publication or use of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation. In addition, our inability to use or access information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, which could negatively affect our business and operating results.
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
Our business, financial condition, and results of operations could be materially and adversely affected by global or industry-specific shortages of memory components or other key components necessary for our customers’ products
Our customers’ products often incorporate third-party memory components, such as DRAM or NAND, that are sourced from a limited number of suppliers. The memory market has in the past experienced supply imbalances, capacity constraints, and pricing volatility, and the industry is currently experiencing a global shortage of certain memory components as a result of AI-driven demand. These conditions are likely to impact our customers and may limit their ability to manufacture their end products or may cause them to adjust production schedules, delay product launches, or revise demand forecasts, which in turn could lead them to reduce, delay, or cancel orders for our products, even when demand for their end products remains strong. The current shortage and resulting price increase for memory components also may lead our customers to increase prices of their end products, which could lead to decreased demand those products, negatively impacting orders for our products in the longer term. In addition, uncertainty regarding the availability or pricing of memory components or other key components may impair our ability to accurately forecast demand, manage inventory levels, or plan production. Any of these factors could adversely affect our business, financial condition, and results of operations.
Competition within the numerous markets we target may reduce sales of our products and reduce our market share
The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. For example, new products and disruptive technologies are being developed, and companies with which we compete have implemented AI strategies for products and service offerings. This rapid pace of technological change can create opportunities for our competitors and harm our competitiveness in the market if our products do not evolve or we are unable to effectively keep up with such changes. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Espressif, Infineon, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.
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
We cannot provide any assurance that products which we recently have developed or may develop in the future will achieve market acceptance. We have introduced to market or are in development of many products. If our products fail to achieve market acceptance, or if we fail to develop new products on a timely basis that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. The growth of the IoT market is dependent on the adoption of industry standards to permit devices to connect and communicate with each other. The IoT market depends on the ongoing evolution and adoption of industry standards; fragmentation across the ecosystems/implementations could slow adoption.
Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2025 was $353.2 million, or 45.0% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.
We have limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share
Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. Our competitors may also offer bundled solutions offering a more complete product despite the technical merits or advantages of our products. These competitors may elect not to support our products which could complicate our sales efforts. We also face increased competition as a result of China actively promoting its domestic semiconductor industry through policy changes and investment. These actions, as well as China-U.S. trade barriers, may restrict our participation in the China market or may prevent us from competing effectively with Chinese companies or companies from other countries that China favors over the United States. See the risk factor entitled “Our business, financial condition, and results of operations could be materially and adversely affected by tariffs, trade restrictions, and other barriers to international trade.” Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, which may include price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our sales, lower our gross profit and/or decrease our market share.
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
Our business, financial condition, and results of operations could be materially and adversely affected by tariffs, trade restrictions, and other barriers to international trade
Restrictions on international trade, such as tariffs and other controls on imports or exports of goods and technology can adversely affect our business and supply chain. These trade restrictions may impact the cost and availability of raw materials, components, and finished goods, which could lead to supply chain disruptions, increased costs, and lower margins. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. Export restrictions imposed by the U.S. government, including the addition of licensing requirements by the United States Department of Commerce’s Bureau of Industry and Security (“BIS”) through the addition of companies to the BIS Entity List, could require us to suspend our business with certain entities if we conclude or are notified by the U.S. government that such business presents a risk of noncompliance with U.S. regulations. The global trade situation has been highly dynamic, and we cannot predict what actions may be taken with respect to tariffs or trade relations, what products may be subject to such actions, or what actions may be taken by other countries in response. In addition to the possibility of new or modified tariffs, sector-based trade measures may be implemented. For example, the U.S. Department of Commerce initiated an investigation into imports of semiconductors, semiconductor manufacturing equipment, and related products. The rapid and fluctuating changes in global trade policies have contributed to greater market volatility and general economic uncertainties, including the risk of inflation and recession, and could adversely affect customer demand, delay purchasing decisions, or limit our ability to operate efficiently in key markets. If we are unable to mitigate any negative impacts of tariffs, trade restrictions, or related market volatility through pricing adjustments, operational efficiencies, or alternative sourcing strategies, our business, financial condition, and results of operations could be materially and adversely affected.
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
•Disruption to our suppliers’ operations due to geopolitical changes, including risks related to tensions between China and Taiwan;
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
If our suppliers experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. Public health crises may affect our suppliers’ production capabilities as a result of quarantines, closures of production facilities, lack of supplies or delays caused by restrictions on travel.
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
We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During fiscal 2025, the percentage of our revenues derived from outside of the United States was 91% (and the revenue associated with end customers in China was 15%, and revenue attributed to China based on shipped-to location was 33%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:
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
Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales
Most of our foundries and several of our assembly and test subcontractors’ sites are located in Taiwan and most of our other foundry, assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Earthquakes, tsunamis, fire, flooding, lack of water or other natural disasters, a public health crisis, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that alternate capacity could be obtained on favorable terms, if at all.
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
We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur. Competition for qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal products has been, and continues to be, intense. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers, sales, applications and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products. In addition, changes to immigration laws and visa policies in the United States and other jurisdictions may restrict our ability to recruit or retain foreign nationals in key technical roles. For example, the September 2025 Presidential Proclamation on Restriction on Entry of Certain Nonimmigrant Workers imposes a $100,000 filing fee on all new H-1B visa petitions submitted after September 21, 2025, which increases the cost of hiring foreign national employees, and the Department of Homeland Security has implemented a weighted lottery system based on wage levels for H-1B visas, which could disadvantage our ability to hire early-career or entry-level foreign national personnel. These regulatory constraints, including increased scrutiny or delays in visa processing, could limit our access to highly specialized talent and adversely affect our hiring flexibility and long-term innovation capacity.
Any acquisitions we make could disrupt our business and harm our financial condition
Any acquisition we pursue as part of our growth and product‑diversification strategy could disrupt our business and negatively affect our financial condition. Integrating acquired operations, technologies, or products may prove difficult and could divert management’s attention, require greater financial resources than planned, and strain relationships with suppliers and customers. Entering unfamiliar markets, transferring intellectual property licenses, absorbing additional overhead, addressing tax complexities, resolving acquisition‑related disputes, retaining key employees, and managing potential impairment of goodwill or other intangible assets all pose additional risks. Future acquisitions may also result in debt, contingent liabilities, or the issuance of equity that could dilute existing shareholders.
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
Failure to manage our distribution channel relationships could impede our future growth
The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During fiscal 2025, 71% of our revenue was derived from distributors (and 49% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.
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
We are subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products
In order to ensure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments. As a result, we incur inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs, increased obsolescence and increased operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this causes us to have less visibility regarding the accumulated levels of inventory for such customers. A resulting write-off of unusable or excess inventories would adversely affect our operating result.
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
We are subject to risks relating to product concentration
We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is critical to our future success. Because substantially all of our products incorporate technology covered by one or more of our issued U.S. patents, a finding that these patents are invalid or unenforceable could allow competitors to introduce products that reduce both the volume and price per unit of our products. As a result, our business, operating results, financial condition and cash flows could be adversely affected by a decline in demand for any of our more significant products, a failure of our products to achieve continued market acceptance, competitive products, new or revised technological standards that we are unable to address, delays in releasing new or enhanced products, or the failure of our new products to achieve market acceptance.
Any dispositions could harm our financial condition
Any past or future disposition of a business or product line could expose us to risks that may materially and adversely affect our business and operating results. These risks include diverting management’s attention from core operations, facing difficulties in separating the divested business, and potentially harming relationships with customers tied to the discontinued product line. Dispositions may also reduce our purchasing leverage with suppliers, create challenges with employee relations, and face delays or failures in completion. Additional risks arise from transferring or licensing intellectual property, not realizing anticipated benefits, encountering third‑party claims, managing security and other liabilities associated with transition services, addressing tax complexities, and resolving disputes related to earn‑outs and escrows.
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
Changes in the privacy and data security/protection laws could have an adverse effect on our operations
We are or may become subject to a variety of laws and regulations regarding privacy, data protection and data security, such as the European Union’s General Data Protection Regulation (“GDPR”). There are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. The costs of compliance with the GDPR and similar laws may have an adverse effect on our operations. Given that the scope, interpretation and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible they may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation or negative publicity, and could have an adverse effect on our operating results and financial condition.
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
Products for certain applications are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. For example, the IoT market is continuously evolving and products in the IoT market frequently require interoperability across multiple standards. We may need to adjust our portfolio to meet the needs of this evolving market through acquisitions or significant new investments in research and development.
Our pursuit of necessary technological advances may require substantial time and expense. We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. If our products fail to achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.
Any material weaknesses or other deficiencies or otherwise failing to maintain an effective system of internal controls, including disclosure controls and procedures, could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations
We previously identified a material weakness that existed as of the end of our fiscal 2023 and management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 30, 2023. During the quarter ended December 28, 2024, we successfully completed the testing necessary to conclude that the material weakness had been remediated. Should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements. If we fail to remediate any future material weaknesses or maintain proper and effective internal control over financial reporting in the future, we may be required to restate our financial statements, experience delays in satisfying our reporting obligations or fail to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.
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
Additionally, we incorporate technology (including software) licensed from third parties in our products. We could be subjected to claims of infringement regardless of our lack of involvement in the development of the licensed technology. Although a third-party licensor is typically obligated to indemnify us if the licensed technology infringes on another party’s intellectual property rights, such indemnification is typically limited in amount and may be worthless if the licensor becomes insolvent. Furthermore, any failure of third-party technology to perform properly would adversely affect sales of our products incorporating such technology.

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
Provisions in our charter documents and Delaware law could prevent, delay or impede a change in control of us and may reduce the market price of our common stock
Provisions of our certificate of incorporation and by-laws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. For example, our certificate of incorporation and by-laws provide for a classified board of directors, blank-check preferred stock, and no ability for stockholders to act by written consent or call a special meeting. Further, our bylaws include advance notice provisions for stockholder nominations of directors or proposals of new business to be considered at a stockholders meeting. Finally, our certificate of incorporation requires a supermajority vote to amend or repeal certain provisions of the certificate. We also are subject to the anti-takeover laws of Delaware which may discourage, delay or prevent someone from acquiring or merging with us, which may adversely affect the market price of our common stock.
Item 1B.     Unresolved Staff Comments
None.
Item 1C.     Cybersecurity
Risk Management and Strategy
Our Board of Directors oversees our risk management program, and because information security is a top priority and an important component of our day-to-day operations, cybersecurity is part of our overall approach to enterprise risk management. The scope of cybersecurity risk management encompasses all aspects of business operations, including supply chain risks and production manufacturing operations. We maintain an information security management system (“ISMS”) that is certified to ISO/IEC 27001:2022. Our ISO/IEC 27001:2022 certification covers the broadest scope of information security management and information cyber risk management, including all aspects of semiconductor hardware and software design, development, validation and quality assurance, operations, manufacturing, and technology supply chain risk management. We recognize the importance of the continued protection of our employee, customer, supplier and partner data and address operational risks from cybersecurity threats through a cross-functional approach focused on preserving the confidentiality, integrity and availability of the information that we collect, process and store.
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
In addition, we operate a Secure Software Maturity Framework (“SSMF”) program that is intended to provide a structured, risk-based framework for identifying, assessing and mitigating security risks across the lifecycle of our software components, products and related manufacturing services and operational processes. Through the SSMF program, we seek to integrate “security-by-design” requirements into product and process design, validation and quality assurance, operations and supply chain activities; perform periodic assessments of critical assets and suppliers; and track remediation of identified issues to completion. The SSMF program is designed to align with, and complement, our ISO/IEC 27001:2022-certified ISMS and other elements of our enterprise risk management program.
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
To date, we have not identified material cybersecurity incidents, and the expenses we have incurred from cybersecurity incidents were immaterial, including penalties and settlements, of which there were none.
Governance
Our Board of Directors is responsible for risk management oversight and has delegated to our Audit Committee oversight responsibility for reviewing the effectiveness of our governance and management of cybersecurity risks. The Audit Committee regularly reviews our policies and practices with respect to risk management, including cybersecurity risks, our ISO/IEC 27001:2022-certified ISMS and our SSMF program, and reports to the full Board of Directors based on these reviews. The Audit Committee also receives a report containing information security risk posture details, remediation plan execution progress and pertinent threat intelligence updates from the Chief Security Officer (“CSO”) on a quarterly basis. At least annually, but more frequently as necessary, threats from cybersecurity risks and our action plans relating to those risks also are considered by the full Board during meeting discussions of enterprise risks. Members of management, including the Chief Executive Officer, Chief Financial Officer and Chief Legal Officer may also report directly to the Board of Directors on significant risk management issues, including cybersecurity threats and incidents.
We have an Executive Security Steering Council (the “ESC”) comprised of members of our executive team, our Chief Information Officer, and CSO. Our CSO, in coordination with the ESC, works collaboratively to implement our enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes, including oversight of our ISMS and SSMF programs. Our Security Operations, Security Engineering, and Governance teams communicate with and report to the CSO, enabling the CSO and the ESC to monitor the detection, mitigation, and remediation of cybersecurity incidents. Our CSO has over 27 years of security experience in multiple relevant technology and leadership disciplines, including prior work experience leading cybersecurity teams, business strategies and security solution architecture. He also holds several relevant degrees and certifications, including as a Certified Information Systems Security Professional (“CISSP”) and a Certified Secure Software Lifecycle Professional (“CSSLP”), and holds Honors BSc degrees in Computer Science and Physics.

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

Part II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is quoted on the NASDAQ National Market under the symbol “SLAB”. As of January 30, 2026, there were 44 holders of record of our common stock.
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

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG SILICON LABORATORIES INC.,
THE NASDAQ COMPOSITE INDEX, AND THE PHLX SEMICONDUCTOR INDEX
DOLLARS
300
250
200
150
100
50
0
01/02/21
01/01/22
12/31/22
12/30/23
12/28/24
01/03/26
Silicon Laboratories Inc.
NASDAQ Composite
PHLX Semiconductor Index

Company / Index	01/02/21	01/01/22	12/31/22	12/30/23	12/28/24	01/03/26
Silicon Laboratories Inc.	$100.00	$162.10	$106.54	$103.87	$100.35	$103.60
NASDAQ Composite Index	$100.00	$122.18	$82.43	$119.22	$157.76	$187.09
PHLX Semiconductor Index	$100.00	$142.85	$93.02	$155.35	$192.33	$278.99
_________________________________________________
(1)The graph assumes that $100 was invested in our common stock and in each index at the market close on January 2, 2021, and that all dividends were reinvested. No cash dividends have been declared on our common stock.
(2)Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities
There were no repurchases of our common stock during the three months ended January 3, 2026.
Item 6.     [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” and “Risk Factors” above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2025 had 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2024 and 2023 had 52 weeks. Fiscal 2025, 2024, and 2023 ended on January 3, 2026, December 28, 2024, and December 30, 2023, respectively.
Recent Developments
As announced on February 4, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Texas Instruments Incorporated (“Parent”) and Caldwell Merger Corp., a wholly-owned direct subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into Silicon Laboratories Inc. (the “Merger”), and we will survive the Merger as a wholly-owned direct subsidiary of Parent. At the effective time of the Merger, each share of our common stock outstanding as of immediately prior to the effective time (other than dissenting shares or any shares of our common stock held by us as treasury stock or owned by Parent or any of our or Parent’s subsidiaries) will be cancelled and converted into the right to receive $231.00 in cash, without interest. The transactions contemplated by the Merger Agreement were unanimously approved by our board of directors, and the Merger is expected to close in the first half of 2027, subject to customary closing conditions, including approval by our stockholders and the receipt of required regulatory approvals.
In connection with the proposed Merger, we have incurred significant costs in the first quarter of fiscal 2026 and expect to continue to incur financial advisory, legal, accounting, and other professional fees prior to the completion of the Merger, which could be significant.
Impact of Macroeconomic Conditions
In recent years, the global economic environment has experienced inflationary pressure, high interest rates, and geopolitical tension, and we have experienced declines in revenues as our customers slowed purchases to reduce existing inventories in a softening market. There continues to be uncertainty regarding international trade relations and trade policy, including those related to tariffs. The situation concerning the imposition of additional tariffs and trade restrictions by the U.S. and other jurisdictions continues to evolve, and we cannot be certain of the outcome, which could adversely impact demand for our products, costs, customers, suppliers, and general economic conditions. Additionally, continued geopolitical instability, including the ongoing war in Ukraine and conflicts in the Middle East, as well as the risk of inflation, slower GDP growth, or recession, and the weakening U.S. dollar, have added to the uncertainty. The extent of the impact of the macroeconomic and geopolitical environment on our operational and financial performance will depend on future developments, which are uncertain, but could materially affect our business, results of operations, access to sources of liquidity, and financial condition. Although we saw sequential improvements in revenues over the course of fiscal 2025, the extent of the continued impact, or any new impact, of macroeconomic conditions on our operational and financial performance will depend on future developments, their impact to the business of our suppliers and/or customers, and other items identified under “Risk Factors” above, all of which are uncertain and cannot be predicted.
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
Current Period Highlights
Revenues increased $200.4 million in fiscal 2025 compared to fiscal 2024 due to increased revenues from both our Industrial & Commercial products and Home & Life products. Gross margin increased to 58.2% in fiscal 2025 compared to 53.4% in fiscal 2024 primarily as our indirect and overhead expenses decreased as a percentage of revenues. Operating expenses increased $49.8 million in fiscal 2025 compared to fiscal 2024 due primarily to higher personnel-related costs. Operating loss in fiscal 2025 was $70.5 million compared to operating loss of $165.5 million in fiscal 2024. Refer to “Results of Operations” below for further discussion.
We ended fiscal 2025 with $443.6 million in cash, cash equivalents, and short-term investments. Net cash provided by operating activities was $95.7 million during fiscal 2025. Accounts receivable were $64.5 million at January 3, 2026, representing 28 days sales outstanding (“DSO”). Inventory was $95.6 million at January 3, 2026, representing 113 days of inventory (“DOI”).
During fiscal 2025, 2024, and 2023, we had no end customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to the end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, represented 28% and 21% of our revenues during fiscal 2025, 27% and 16% during fiscal 2024, and 34% and 15% during fiscal 2023, respectively.
The percentage of our revenues derived from outside of the United States was 91% in fiscal 2025, 90% in fiscal 2024 and 88% in fiscal 2023. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.
Results of Operations
The following describes the line items set forth in our Consolidated Statements of Operations:
Revenues. Revenues are generated predominately by sales of our products. Our revenues are subject to variation from period to period due to the volume of shipments made within a period, the mix of products we sell and the prices we charge for our products.
Cost of Revenues. Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties, other intellectual property license costs and amortization of certain acquired intangible assets; and an allocated portion of our occupancy costs. Our gross margin fluctuates depending on product mix, manufacturing yields, inventory valuation adjustments, average selling prices and other factors.

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
The following table sets forth our Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2025	2024
Revenues	100.0%	100.0%
Cost of revenues	41.8	46.6
Gross profit	58.2	53.4
Operating expenses:
Research and development	45.0	56.9
Selling, general and administrative	22.2	24.9
Operating expenses	67.2	81.7
Operating loss	(9.0)	(28.3)
Other income (expense):
Interest income and other, net	1.7	2.1
Interest expense	(0.1)	(0.2)
Loss before income taxes	(7.4)	(26.5)
Provision for income taxes	0.9	6.2
Net loss	(8.3)%	(32.7)%
Comparison of Fiscal 2025 to Fiscal 2024
Revenues

	Fiscal Year
(in millions)	2025	2024	Change	% Change
Industrial & Commercial	$444.9	$338.5	$106.4	31.4%
Home & Life	339.9	245.9	94.0	38.2%
	$784.8	$584.4	$200.4	34.3%

The increase in revenues in fiscal 2025 was due to increased revenues of $106.4 million from our Industrial & Commercial products and $94.0 million from our Home & Life products. Revenues increased as a result of increases in unit volumes and average selling prices of our products, as the current demand environment has improved relative to the prior year, which was impacted by customers reducing inventory levels relative to amounts they held during the period of widespread supply chain disruptions. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, customer mix, pricing decisions, and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.
Gross Profit

	Fiscal Year
(in millions)	2025	2024	Change
Gross profit	$457.0	$312.2	$144.8
Gross margin	58.2%	53.4%	4.8%
Gross profit increased in fiscal 2025 primarily as a result of an increase in revenues in the period. Gross margin increased as our indirect and overhead expenses decreased as a percentage of revenues in fiscal 2025 as a result of the increase in revenues.
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
Research and Development

	Fiscal Year
(in millions)	2025	2024	Change	% Change
Research and development	$353.2	$332.2	$21.0	6.3%
Percent of revenue	45.0%	56.9%
Research and development expense in fiscal 2025 increased $43.4 million for personnel-related costs as a result of lower expenses in the prior fiscal year due to cost containment measures, offset primarily by $8.5 million of government incentives and decreases of $9.6 million for amortization of intangible assets and $6.2 million for new product introduction and software expense.
Selling, General and Administrative

	Fiscal Year
(in millions)	2025	2024	Change	% Change
Selling, general and administrative	$174.3	$145.5	$28.8	19.8%
Percent of revenue	22.2%	24.9%
The increase in selling, general and administrative expense in fiscal 2025 was primarily due to $26.4 million for personnel-related costs as a result of lower expenses in the prior fiscal year due to cost containment measures and a $1.8 million increase in IT-related costs.
Interest Income and Other, Net
Interest income and other, net in fiscal 2025 was $13.6 million compared to $12.0 million in fiscal 2024. The increase in interest income and other, net in fiscal 2025 was primarily due to a higher cash and cash equivalents balance in the current fiscal year as compared to the prior fiscal year.

Interest Expense
Interest expense in fiscal 2025 was $1.0 million compared to $1.3 million in fiscal 2024. The decrease was primarily due to a balance on the revolving credit facility for a portion of the prior fiscal year.
Provision for Income Taxes

	Fiscal Year
(in millions)	2025	2024	Change
Provision for income taxes	$7.0	$36.2	$(29.2)
Effective tax rate	(12.1)%	(23.4)%
The decrease in the provision for income taxes for fiscal 2025 as compared to fiscal 2024 was primarily due to a decrease in tax expense related to the U.S. and Singapore valuation allowance. Because of the valuation allowance, we are unable to recognize the full tax benefit of the pre-tax losses incurred in those jurisdictions in the current year. A valuation allowance is required to be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We identified a need for the valuation allowance due to the presence of significant negative evidence, including recent operating losses and uncertainty around future economic conditions within both the semiconductor industry and the broader economy. We intend to maintain the valuation allowance until our ability to forecast sufficient future sources of taxable income is reestablished.
Liquidity and Capital Resources
Our principal sources of liquidity as of January 3, 2026 consisted of $443.6 million in cash, cash equivalents and short-term investments, of which $218.6 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include U.S. government securities; time deposits; and money market funds.
Operating Activities
Net cash provided by operating activities was $95.7 million during fiscal 2025, compared to net cash used in operating activities of $13.9 million during fiscal 2024. Operating cash flows during fiscal 2025 reflect our net loss of $64.9 million, adjustments of $119.3 million for depreciation, amortization, stock-based compensation, and deferred income taxes, and a net cash inflow of $41.3 million due to changes in our operating assets and liabilities.
Accounts receivable increased to $64.5 million at January 3, 2026 from $54.5 million at December 28, 2024. The increase in accounts receivable resulted primarily from an increase in shipments during the last quarter of fiscal 2025 compared to the last quarter of fiscal 2024. Our DSO was 28 days at January 3, 2026 and 29 days at December 28, 2024.
Inventory decreased to $95.6 million at January 3, 2026 from $105.6 million at December 28, 2024. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 113 days at January 3, 2026 and 125 days at December 28, 2024.
Investing Activities
Net cash used in investing activities was $12.0 million during fiscal 2025, compared to $113.1 million net cash provided during fiscal 2024. The decrease in cash outflows was principally due to a decrease in cash provided by net purchases, sales, and maturities of marketable securities of $91.2 million in fiscal 2025. Purchases of property and equipment increased $18.2 million during fiscal 2025 compared to fiscal 2024.
Financing Activities
Net cash used in financing activities was $1.1 million during fiscal 2025, compared to $45.1 million during fiscal 2024. The decrease in cash outflows was principally due to a $45.0 million repayment of borrowings under the revolving credit facility in the prior fiscal year.

Debt
As of January 3, 2026, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. The credit facility contains various conditions, covenants, and representations with which we must be in compliance in order to borrow funds, including financial covenants that we must maintain a consolidated net leverage ratio (funded indebtedness less cash and cash equivalents up to $750 million and divided by EBITDA, as defined within the covenants) of no more than 4.25 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of January 3, 2026, we were in compliance with all of the covenants and no amounts were outstanding on the revolving credit facility.
Capital Requirements
Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents, investments, credit under our credit facility, and cash generated from operations are sufficient to meet our short-term (i.e., over at least the next twelve months) and long-term capital requirements, although we could be required, or could elect, to seek additional funding. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.
Contractual Obligations
Our purchase obligations primarily include contractual arrangements in the form of purchase orders with suppliers. As of January 3, 2026, such purchase obligations were $75.8 million. For a description of other contractual obligations, see Note 9, Debt, and Note 10, Leases, to the Consolidated Financial Statements.
Comparison of Fiscal 2024 to Fiscal 2023
A discussion of changes in our results of operations and liquidity and capital resources from fiscal 2023 to fiscal 2024 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the Securities and Exchange Commission on February 4, 2025.
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
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
Interest Income
Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objective is the preservation of investment capital. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of January 3, 2026 would decrease our future annual interest income by approximately $3.5 million. A 100 basis point decline in yield on our investment portfolio holdings as of December 28, 2024 would decrease our future annual interest income by approximately $3.0 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense
We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we had no borrowings as of January 3, 2026. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk primarily through assets, liabilities and operating expenses of our subsidiaries denominated in currencies other than the U.S. dollar. Our foreign subsidiaries are considered to be extensions of the U.S. parent. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are recorded in the Consolidated Statements of Operations. We occasionally use foreign currency forward contracts to manage exposure to foreign exchange risk. Gains and losses on foreign currency forward contracts designated as hedges are recognized in earnings in the same period during which the hedged transaction is recognized.
Item 8.     Financial Statements and Supplementary Data
The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 3, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls during the fiscal quarter ended January 3, 2026 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2026. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we concluded that, as of January 3, 2026, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, issued an attestation report on our internal control over financial reporting; their report is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Silicon Laboratories Inc.
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Silicon Laboratories Inc. and subsidiaries (the “Company”) as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2026, of the Company and our report dated February 10, 2026 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
Austin, Texas
February 10, 2026

Item 9B.     Other Information
Rule 10b5-1 Trading Arrangements
The following table describes contracts, instructions, or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) entered into or terminated during the quarter ended January 3, 2026 by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act). There were no non-Rule 10b5-1 trading arrangements entered into or terminated by our directors and officers during the quarter ended January 3, 2026.

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
R. Matthew Johnson President & CEO	November 06, 2025	Expires November 06, 2026	24,193[1]
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
(b)Exhibits
The following exhibits are filed as part of this report:

Exhibit Number
3.1*	Fifth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 10-Q filed on August 8, 2025).
3.2*	Fifth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on February 3, 2021).
4.1*	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act (filed as Exhibit 4.7 to the Form 10 - K filed on February 1, 2023).
10.1*+	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

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

10.19+	Silicon Laboratories Inc. Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated.

Exhibit Number
19*	Insider Trading Policy (filed as Exhibit 19 to the Form 10-K filed on February 4, 2025.)
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
24	Power of Attorney (included on signature page to this Form 10-K).
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Policy Relating to Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to the Form 10-K filed on February 20, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________________________
*Incorporated herein by reference to the indicated filing.
+Management contract or compensatory plan or arrangement
Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 10, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Navdeep S. Sooch	Chairman of the Board	February 10, 2026
Navdeep S. Sooch

/s/ R. Matthew Johnson	President, Chief Executive Officer and Director	February 10, 2026
R. Matthew Johnson	(Principal Executive Officer)

/s/ Dean Butler	Senior Vice President and Chief Financial Officer	February 10, 2026
Dean Butler	(Principal Financial Officer)

/s/ Mark D. Mauldin	Chief Accounting Officer	February 10, 2026
Mark D. Mauldin	(Principal Accounting Officer)

/s/ William G. Bock	Director	February 10, 2026
William G. Bock

/s/ Gregg Lowe	Director	February 10, 2026
Gregg Lowe

/s/ Sherri Luther	Director	February 10, 2026
Sherri Luther

/s/ Nina Richardson	Director	February 10, 2026
Nina Richardson

/s/ Sumit Sadana	Director	February 10, 2026
Sumit Sadana

/s/ Christy Wyatt	Director	February 10, 2026
Christy Wyatt

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Silicon Laboratories Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Silicon Laboratories Inc. and subsidiaries (the “Company”) as of January 3, 2026 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows, for the year ended January 3, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and the results of its operations and its cash flows for the year ended January 3, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventories – Inventory Valuation — Refer to Note 2 to the financial statements
Critical Audit Matter Description
Inventory is stated at the lower of cost, determined using the first-in, first-out method, or net realizable value. The Company writes down the carrying value of inventory to net realizable value if it is obsolete or unmarketable based upon the age of inventory or if quantities are in excess of customer demand. Inventory not identified to be written down due to aging is compared to an eighteen-month forecasted demand to identify potential excess inventory quantities on hand. Management estimates of forecasted demand is based on various assumptions, including but not limited to assumptions regarding product life cycles and market conditions. As of January 3, 2026, the Company’s inventory balance was $95.6 million.
We identified inventory valuation as a critical audit matter because of the significant assumptions management makes with regards to estimating the forecasted demand. Performing audit procedures to evaluate the reasonableness of management’s estimates of forecasted demand required a high degree of auditor judgment and increased audit effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of forecasted demand used in the valuation of inventory included the following, among others:
•We tested the effectiveness of internal controls over management’s provisions for slow moving and obsolete inventories, including internal controls designed to review and approve forecasted demand and the underlying assumptions regarding product life cycles and market conditions.
•We evaluated management’s ability to accurately estimate forecasted demand by comparing estimates made in prior periods to the historical actual results for those same periods.
•We made inquiries of Company personnel including executive, sales and marketing, and operations personnel about product life cycles and market conditions and compared expectations to those included in the forecasted demand.
•We selected a sample of inventory products and tested the forecasted demand by comparing internal and external information (e.g., historical sales, customer backlog, communications with customers, product life cycles and market conditions, as applicable) with the Company’s forecast.
•We considered, when relevant, the existence of contradictory evidence based on reading of internal financial and operational information used by management and the board of directors, Company press releases, and analysts’ reports, as well as our observations and inquiries as to changes within the business and evidence obtained through other areas of the audit.
/s/ Deloitte & Touche LLP
Austin, Texas
February 10, 2026
We have served as the Company's auditor since 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Silicon Laboratories Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Silicon Laboratories Inc. (the Company) as of December 28, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 1996 to 2024.
Austin, Texas
February 4, 2025

Silicon Laboratories Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 3, 2026	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$364,222	$281,607
Short-term investments	79,400	100,554
Accounts receivable, net	64,513	54,479
Inventories	95,566	105,639
Prepaid expenses and other current assets	70,316	59,754
Total current assets	674,017	602,033
Property and equipment, net	128,643	132,136
Goodwill	376,389	376,389
Other intangible assets, net	23,130	36,499
Other assets, net	67,138	75,617
Total assets	$1,269,317	$1,222,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,717	$42,448
Deferred revenue and returns liability	5,359	3,073
Other current liabilities	87,711	52,362
Total current liabilities	143,787	97,883
Other non-current liabilities	31,112	44,770
Total liabilities	174,899	142,653
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 32,955 and 32,458 shares issued and outstanding at January 3, 2026 and December 28, 2024, respectively	3	3
Additional paid-in capital	157,402	78,227
Retained earnings	936,814	1,001,721
Accumulated other comprehensive income	199	70
Total stockholders’ equity	1,094,418	1,080,021
Total liabilities and stockholders’ equity	$1,269,317	$1,222,674
The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Revenues	$784,764	$584,386	$782,258
Cost of revenues	327,781	272,198	321,672
Gross profit	456,983	312,188	460,586
Operating expenses:
Research and development	353,246	332,225	337,744
Selling, general and administrative	174,278	145,453	146,996
Operating expenses	527,524	477,678	484,740
Operating loss	(70,541)	(165,490)	(24,154)
Other income (expense):
Interest income and other, net	13,604	11,987	19,165
Interest expense	(975)	(1,310)	(5,554)
Loss before income taxes	(57,912)	(154,813)	(10,543)
Provision for income taxes	6,995	36,197	7,943
Equity-method loss	—	—	(16,030)

Net loss	$(64,907)	$(191,010)	$(34,516)

Loss per share:
Basic	$(1.98)	$(5.93)	$(1.09)
Diluted	$(1.98)	$(5.93)	$(1.09)

Weighted-average common shares outstanding:
Basic	32,721	32,191	31,804
Diluted	32,721	32,191	31,804
The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net loss	$(64,907)	$(191,010)	$(34,516)
Other comprehensive income, before tax:
Net changes to available-for-sale securities:
Unrealized gains arising during the period	189	1,277	7,709
Reclassification for losses (gains) included in net loss	(25)	41	4,596

Net changes to cash flow hedges:
Unrealized gains arising during the period	248	684	210
Reclassification for gains included in net loss	(248)	(644)	(250)
Other comprehensive income, before tax	164	1,358	12,265

Provision for income taxes	35	263	2,602

Other comprehensive income	129	1,095	9,663

Comprehensive loss	$(64,778)	$(189,915)	$(24,853)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2022	31,994	$3	$—	$1,415,693	$(10,688)	$1,405,008

Net loss	—	—	—	(34,516)	—	(34,516)
Other comprehensive income	—	—	—	—	9,663	9,663
Stock issuances, net of shares withheld for taxes	505	—	(3,577)	—	—	(3,577)
Repurchases of common stock	(1,522)	—	(24,578)	(188,446)	—	(213,024)
Stock-based compensation	—	—	48,688	—	—	48,688
Convertible debt activity	920	—	(3,560)	—	—	(3,560)
Balance as of December 30, 2023	31,897	3	16,973	1,192,731	(1,025)	1,208,682

Net loss	—	—	—	(191,010)	—	(191,010)
Other comprehensive income	—	—	—	—	1,095	1,095
Stock issuances, net of shares withheld for taxes	561	—	(88)	—	—	(88)
Stock-based compensation	—	—	61,342	—	—	61,342
Balance as of December 28, 2024	32,458	3	78,227	1,001,721	70	1,080,021

Net loss	—	—	—	(64,907)	—	(64,907)
Other comprehensive income	—	—	—	—	129	129
Stock issuances, net of shares withheld for taxes	497	—	(1,068)	—	—	(1,068)
Stock-based compensation	—	—	80,243	—	—	80,243
Balance as of January 3, 2026	32,955	$3	$157,402	$936,814	$199	$1,094,418
The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Operating Activities
Net loss	$(64,907)	$(191,010)	$(34,516)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	24,716	25,551	25,707
Amortization of other intangible assets	13,369	23,034	25,374
Amortization of debt discount and debt issuance costs	—	—	960
Stock-based compensation expense	80,324	61,503	48,208
Equity-method loss	—	—	16,030
Deferred income taxes	881	29,470	(11,815)
Changes in operating assets and liabilities:
Accounts receivable	(10,034)	(25,184)	42,142
Inventories	9,992	88,494	(93,398)
Prepaid expenses and other assets	8,826	27,362	(10,733)
Accounts payable	6,333	(15,155)	(25,644)
Other current liabilities and income taxes	36,781	(21,768)	(37,793)
Deferred revenue and returns liability	2,286	956	(4,663)
Other non-current liabilities	(12,859)	(17,163)	29,793
Net cash provided by (used in) operating activities	95,708	(13,910)	(30,348)

Investing Activities
Purchases of marketable securities	(34,790)	(73,602)	(103,485)
Sales of marketable securities	15,393	54,227	395,565
Maturities of marketable securities	40,716	131,858	200,530
Purchases of property and equipment	(29,922)	(11,748)	(22,282)
Proceeds from capital-related government incentives	578	—	—
Proceeds from sale of equity investment	—	12,382	—
Purchases of other assets	(4,000)	—	(520)
Net cash provided by (used in) investing activities	(12,025)	113,117	469,808

Financing Activities
Proceeds from issuance of debt	—	—	80,000
Payments on debt	—	(45,000)	(571,157)
Repurchases of common stock	—	(16)	(217,137)
Payment of taxes withheld for vested stock awards	(15,706)	(16,434)	(18,189)
Proceeds from the issuance of common stock	14,638	16,346	14,612
Net cash used in financing activities	(1,068)	(45,104)	(711,871)

Increase (decrease) in cash and cash equivalents	82,615	54,103	(272,411)
Cash and cash equivalents at beginning of period	281,607	227,504	499,915
Cash and cash equivalents at end of period	$364,222	$281,607	$227,504

Supplemental Disclosure of Cash Flow Information:
Interest paid	$634	$988	$4,471
Income taxes paid	$10,958	$19,120	$31,713
Noncash financing activities:
Issuance of common stock in connection with settlement of convertible debt	$—	$—	$148,487
The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2026
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
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2025, had 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2024 and 2023 had 52 weeks. Fiscal 2025, 2024, and 2023 ended on January 3, 2026, December 28, 2024, and December 30, 2023, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
January 3, 2026
2. Significant Accounting Policies (Continued)
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits, time deposits and money market funds.
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
The Company reviews its available-for-sale investments as of the end of each reporting period for declines in fair value based on the specific identification method. The Company records an allowance for credit loss when a decline in fair value is due to credit-related factors. The Company considers various factors in determining whether an investment is impaired, including the severity of the impairment, changes in underlying credit ratings, forecasted recovery, its intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that a credit-related impairment has occurred, the Company assesses whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery. If either of these two conditions is met, the Company recognizes a charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive income.
In addition, the Company has made equity investments in non-publicly traded companies. Equity investments in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company’s proportionate share of income or loss is recorded in equity-method earnings in the Consolidated Statements of Operations. For equity investments in which the Company does not have control or the ability to exercise significant influence over operating and financial policies, the Company has elected to use the measurement alternative under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to value non-marketable equity investments that do not have readily determinable fair values. Under the alternative, these non-marketable equity investments are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes of the same or similar securities in observable transactions. The Company periodically reviews its equity investments for declines in fair value based on the specific identification method and writes down investments to their estimated fair values when it determines that a decline has occurred. In fiscal 2023, the Company sold its ownership in Walden Technology Ventures III, a limited partnership, and recognized the loss in the Consolidated Statement of Operations.
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
January 3, 2026
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
Government Incentives
Incentives provided by government entities are recognized when we have reasonable assurance that we have complied with the conditions of the incentive, if any, and that the incentive will be received. Incentives for specific operating activities are recognized as a reduction to expense in the same line item on the Consolidated Statements of Operations as the expenditure for which the incentive is intended to compensate. Incentives related to the acquisition or construction of fixed assets are recognized as a reduction to property, plant and equipment within the Consolidated Balance Sheets and a reduction to depreciation expense over the useful life of the corresponding acquired asset.
The Company receives incentives from governmental agencies in the United States, Singapore, France, and Canada, principally in the form of cash grants and refundable tax credits. As of January 3, 2026, the Company recognized receivables related to these incentives of $23.7 million in Prepaid expenses and other current assets and $6.3 million in Other assets, net. As of December 28, 2024, the Company recognized receivables of $5.2 million in Prepaid expenses and other current assets and $4.9 million in Other assets, net.
In fiscal 2025, Cost of revenues and Research and development benefited by $1.8 million and $13.9 million, respectively, from a reduction in depreciation expense and operating-related incentives, and property, plant and equipment was reduced by $11.3 million from government incentives related to capital expenditures. In fiscal 2024, Cost of revenues and Research and development benefited by $0.7 million and $4.0 million, respectively, from a reduction in depreciation expense and operating-related incentives, and property, plant and equipment was reduced by $1.1 million from government incentives related to capital expenditures. In fiscal 2023, the impact to Cost of revenues and Research and development was not material.
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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
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
The Company tests goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if events occur that would indicate that the carrying value of goodwill may be impaired. When testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test.. The Company has identified that the business operates as a single operating segment and as a single reporting unit for the purpose of goodwill impairment testing. If a quantitative test is necessary, the Company assesses goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. In determining fair value, several valuation methodologies are allowed, although quoted market prices are the best evidence of fair value. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized equal to that excess amount in the fiscal quarter in which the determination is made.
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit (IC) products. This performance obligation is satisfied when control of the product is transferred to the customer, which typically occurs upon shipment. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company has opted to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.
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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
2. Significant Accounting Policies (Continued)
The Company applies a constraint to its variable consideration estimate which considers both the likelihood of a return and the amount of a potential price concession. Variable consideration that does not meet revenue recognition criteria is deferred. The Company’s products carry a one-year replacement warranty, which is accounted for as an assurance-type warranty. Payments are typically due within 30 days of invoicing and do not include a significant financing component.
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
Adoption of New Accounting Standard
The Company adopted FASB ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures on January 3, 2026 on a prospective basis. This ASU requires that reporting entities disclose specific categories in the effective tax rate reconciliation as well as information about income taxes paid. The authoritative guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The requirements of this ASU are

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
2. Significant Accounting Policies (Continued)
disclosure-related and did not have an impact on the Company’s consolidated financial position and results of operations. See Note 16, Income Taxes, for the updated income tax disclosures as a result of adopting this ASU.
Recent Accounting Pronouncements
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU clarifies and modernizes the accounting for costs related to internal-use software. The amendments in the ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). This ASU establishes authoritative guidance about the recognition, measurement, and presentation of a grant received by a business entity from a government, including guidance for 1) a grant related to an asset and 2) a grant related to income. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a modified prospective or modified retrospective approach. Early adoption is permitted in both interim and annual reporting periods. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.
3. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net loss	$(64,907)	$(191,010)	$(34,516)

Shares used in computing basic loss per share	32,721	32,191	31,804

Effect of dilutive securities:
Stock-based awards and convertible debt	—	—	—
Shares used in computing diluted loss per share	32,721	32,191	31,804

Loss per share:
Basic	$(1.98)	$(5.93)	$(1.09)
Diluted	$(1.98)	$(5.93)	$(1.09)
Diluted shares for fiscal 2025 excluded 0.3 million shares, fiscal 2024 excluded 0.2 million shares, and fiscal 2023 excluded 0.9 million shares due to the Company’s net loss for the periods.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
3. Earnings (Loss) Per Share (Continued)
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

	Fair Value Measurements at January 3, 2026 Using		Total
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$206,051	$—	$206,051
Time deposit	—	5,595	5,595
Total cash equivalents	$206,051	$5,595	$211,646

Short-term investments:
Government debt securities	$—	$79,400	$79,400
Total short-term investments	$—	$79,400	$79,400

Total	$206,051	$84,995	$291,046

	Fair Value Measurements at December 28, 2024 Using		Total
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$188,057	$—	$188,057
Total cash equivalents	$188,057	$—	$188,057

Short-term investments:
Corporate debt securities	$—	$13,514	$13,514
Government debt securities	—	87,040	87,040
Total short-term investments	$—	$100,554	$100,554

Total	$188,057	$100,554	$288,611
Valuation methodology
The Company’s cash equivalents and short-term investments that are classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
4. Fair Value of Financial Instruments (Continued)
instruments in active markets; quoted prices in less active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data.

The following summarizes the components of available-for-sale investments:

					Reported As
As of January 3, 2026	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Time deposits	$5,595	$—	$—	$5,595	$5,595	$—
Government debt securities	79,148	252	—	79,400	—	79,400
Money market funds	206,051	—	—	206,051	206,051	—
Total	$290,794	$252	$—	$291,046	$211,646	$79,400

					Reported As
As of December 28, 2024	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$13,517	$12	$(15)	$13,514	$—	$13,514
Government debt securities	86,949	141	(49)	87,040	—	87,040
Money market funds	188,057	—	—	188,057	188,057	—
Total	$288,523	$153	$(64)	$288,611	$188,057	$100,554
Contractual maturities of investments
The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at January 3, 2026 (in thousands):

	Cost	Fair Value
Due in one year or less	$69,647	$69,822
Due after one year through five years	9,501	9,578
	$79,148	$79,400

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
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
There were no gross unrealized losses as of January 3, 2026. The gross unrealized losses as of December 28, 2024 were due primarily to changes in market interest rates.
The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of January 3, 2026, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
Fair values of other financial instruments
The fair value of the Company’s 2025 Notes was determined using observable market prices. The notes were traded in less active markets and were therefore classified as a Level 2 fair value measurement. No notes were outstanding as of January 3, 2026.
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
Cash Flow Hedges
Foreign Currency Forward Contracts
The Company may use foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive income in the Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive income may be recognized in the Consolidated Statement of Operations based on an assessment of the contracts at the time of termination. As of January 3, 2026, the Company held no such foreign currency forward contracts. The fair value of the contracts, contract gains or losses recognized in other comprehensive income and

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
5. Derivative Financial Instruments (Continued)
amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented.
6. Supplemental Information
The following tables show the details of selected Consolidated Balance Sheet items (in thousands):
Inventories

	January 3, 2026	December 28, 2024
Work in progress	$77,464	$83,562
Finished goods	18,102	22,077
	$95,566	$105,639
Property and Equipment

	January 3, 2026	December 28, 2024
Buildings and improvements	$131,672	$131,098
Equipment	77,845	72,385
Computers and purchased software	54,158	51,940
Leasehold interest in ground leases	23,840	23,840
Leasehold improvements	18,185	15,030
Furniture and fixtures	11,109	10,265
	316,809	304,558
Accumulated depreciation	(188,166)	(172,422)
	$128,643	$132,136
Other Current Liabilities

	January 3, 2026	December 28, 2024
Accrued compensation and benefits	$43,549	$18,599
Income taxes payable	1,218	8,681
Accrued price protection credits	14,200	*
Other (1)	28,744	25,082
	$87,711	$52,362
____________________________________________
*Below threshold
(1) The current portion of operating lease liabilities is included in this amount. See discussion in Note 10 below.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
6. Supplemental Information (Continued)
Other Non-Current Liabilities

	January 3, 2026	December 28, 2024
Lease liability – non-current	$17,026	$15,549
Other	14,086	29,221
	$31,112	$44,770
7. Risks and Uncertainties
Financial Instruments
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable and derivatives. The Company places its cash equivalents and investments primarily in money market funds, U.S. government securities, and time deposits. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company’s customers that accounted for greater than 10% of accounts receivable consisted of the following:

	January 3, 2026	December 28, 2024
Customer A	17%	19%
Customer B	12%	17%
Customer C	11%	*
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
January 3, 2026
7. Risks and Uncertainties (Continued)
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
Customers
The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company’s end customers accounted for greater than 10% of revenue during fiscal 2025, 2024 or 2023. The Company’s distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Arrow Electronics	28%	27%	34%
Edom Technology	21%	16%	15%
8. Other Intangible Assets, Net
The gross carrying amount and accumulated amortization of other intangible assets, net are as follows (in thousands):

	Weighted-Average Amortization Period (Years)	January 3, 2026		December 28, 2024
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Developed technology	7	$161,427	$(138,297)	$189,987	$(153,488)
Trademarks	0	—	—	910	(910)
Total intangible assets	7	$161,427	$(138,297)	$190,897	$(154,398)
The following table presents details of intangible asset amortization expense recognized in the Consolidated Statements of Operations (in thousands):

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Research and development	$13,369	$22,996	$25,298
Selling, general and administrative	—	38	76
	$13,369	$23,034	$25,374

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
8. Other Intangible Assets, Net (Continued)
The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2026	$9,178
2027	9,178
2028	4,039
2029	735
2030	—
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
The Company was granted a waiver of compliance for the minimum interest coverage ratio through October 4, 2025. As of January 3, 2026, the Company was in compliance with the minimum interest coverage ratio. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of January 3, 2026, no amounts were outstanding on the credit facility.
10. Leases
The Company leases certain facilities under operating lease agreements that expire at various dates through 2031. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Lease costs for operating leases were $7.6 million, $7.7 million and $7.8 million during fiscal 2025, 2024 and 2023, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
10. Leases (Continued)
Supplemental Lease Information

Balance Sheet Information (in thousands)	Consolidated Balance Sheet Classification	January 3, 2026	December 28, 2024
Operating lease right-of-use assets	Other assets, net	$22,866	$21,535
Operating lease liabilities	Other current liabilities	$6,930	$5,878
Operating lease liabilities	Other non-current liabilities	$17,026	$15,549

	Year Ended
Cash Flow Information (in thousands)	January 3, 2026	December 28, 2024
Cash paid for operating lease liabilities	$7,387	$7,883
Right-of-use assets obtained in exchange for operating lease obligations	$7,384	$13,867

Operating Lease Information	January 3, 2026	December 28, 2024
Weighted-average remaining lease term	4.7 years	5.3 years
Weighted-average discount rate	5.17%	4.87%
The maturities of operating lease liabilities as of January 3, 2026 were as follows (in thousands):

Fiscal Year
2026	$7,445
2027	6,347
2028	5,233
2029	5,198
2030	5,276
Thereafter	3,230
Total lease payments	32,729
Less imputed interest	(8,773)
Total lease liabilities	$23,956
Lease income
The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $2.2 million, $2.8 million and $3.1 million during fiscal 2025, 2024 and 2023, respectively.
Maturities of lease income as of January 3, 2026 were as follows (in thousands):

Fiscal Year
2026	$1,996
2027	2,035
2028	2,097
2029	1,212
2030	—
Thereafter	—

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
11. Commitments and Contingencies
Litigation
The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.
12. Share Repurchases
The Company repurchased 1.5 million shares of its common stock for $213.0 million during fiscal 2023. There were no share repurchases in fiscal 2025 or 2024.
13. Revenues
The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Industrial & Commercial	$444,914	$338,528	$496,578
Home & Life	339,850	245,858	285,680
	$784,764	$584,386	$782,258
A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During fiscal 2025, 2024, and 2023, the impact of revenue related to performance obligations that were satisfied in previous reporting periods was insignificant. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Distributors	$560,335	$393,148	$611,332
Direct customers	224,429	191,238	170,926
	$784,764	$584,386	$782,258
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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
14. Stock-Based Compensation (Continued)
during an offering period. Each offering period is comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 27 months.
2009 Plan
The Company granted to its employees 0.8 million, 0.7 million and 0.5 million shares of full value awards from the 2009 Plan during fiscal 2025, 2024 and 2023, respectively. Full value awards include RSUs, MSUs, and PSUs.
MSUs provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite measurement period for these MSUs is also the vesting period, which is generally three years. MSUs granted in 2020 measured the relative performance of the total stockholders’ return of the Company against that of a selected benchmarked group of companies. The Company granted no MSUs in fiscal 2025, 2024 and 2023.
PSUs provide for the rights to acquire a number of shares of common stock for no cash consideration based upon the achievement of specified revenue or profitability objectives during the year. The requisite performance period of these PSUs is approximately three years from the date of grant. The Company granted 145,735; 95,953; and 85,554 PSUs in fiscal 2025, 2024, and 2023, respectively.
2009 ESPP
The rights to purchase common stock granted under the 2009 ESPP are intended to be treated as either (i) purchase rights granted under an “employee stock purchase plan,” as that term is defined in Section 423(b) of the Internal Revenue Code (the “423(b) Plan”), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the “Non-423(b) Plan”). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. During fiscal 2025, 2024 and 2023, the Company issued 160,000; 173,000; and 154,000 shares, respectively, under the 2009 ESPP to its employees. The weighted-average fair value for purchase rights granted in fiscal 2025 under the 2009 ESPP was $34.90 per share.
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
The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Operations (in thousands):

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Cost of revenues	$1,944	$1,678	$906
Research and development	48,447	40,393	35,491
Selling, general and administrative	29,933	19,431	11,812
	80,324	61,502	48,209
Income tax benefit	(11,670)	(8,557)	(6,230)
Total	$68,654	$52,945	$41,979

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
14. Stock-Based Compensation (Continued)
The Company recorded $1.5 million and $0.6 million of stock-based compensation charges during fiscal 2025 and 2024 respectively, in connection with the modification of certain equity awards. The modifications were pursuant to employee terminations. There were no other significant modifications made to any stock grants during fiscal 2025, 2024 or 2023.
The Company had approximately $127.0 million of total unrecognized compensation cost related to equity grants as of January 3, 2026 that is expected to be recognized over a weighted-average period of approximately 2.0 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.
Fair value assumptions and stock awards activity
The fair values estimated from the Black-Scholes option-pricing model for ESPP shares granted were calculated using the following assumptions:

	Year Ended
Employee Stock Purchase Plan	January 3, 2026	December 28, 2024	December 30, 2023
Expected volatility	55%	45%	40%
Risk-free interest rate %	4.05%	4.39%	5.47%
Expected term (in months)	9	9	9
Dividend yield	—	—	—
A summary of stock-based compensation activity with respect to fiscal 2025 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 28, 2024	18	$43.82	1.08	$1,534
Exercised	18	$43.82		$1,774
Outstanding at January 3, 2026	—			$—
Vested at January 3, 2026 and expected to vest	—			$—
Exercisable at January 3, 2026	—			$—

RSAs and RSUs	Shares (000s)	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 28, 2024	968	$132.02
Granted	694	$132.42
Vested or issued	(440)	$135.47
Cancelled or forfeited	(71)	$130.75
Outstanding at January 3, 2026	1,151	$131.02	1.18	$151,802

Outstanding at January 3, 2026 and expected to vest	1,150	$131.04	1.18	$151,703

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
14. Stock-Based Compensation (Continued)

PSUs and MSUs	Shares (000s)	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 28, 2024	235	$165.74
Granted	146	$148.99
Vested or issued	—	$—
Cancelled or forfeited	(85)	$172.44
Outstanding at January 3, 2026	296	$155.56	1.35	$39,037

Outstanding at January 3, 2026 and expected to vest	175	$146.46	1.35	$23,034
The following summarizes the Company’s weighted average fair value at the date of grant:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Per grant of RSAs and RSUs	$132.42	$125.19	$137.11
Per grant of PSUs and MSUs	$148.99	$138.22	$188.45
The following summarizes the Company’s stock-based payment and stock option values (in thousands):

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Intrinsic value of stock options exercised	$1,774	$6,063	$2,162
Intrinsic value of RSUs that vested	$56,842	$49,008	$61,371
Grant date fair value of RSUs that vested	$59,686	$52,371	$53,088
Intrinsic value of PSUs and MSUs that vested	$—	$7,202	$5,163
Grant date fair value of PSUs and MSUs that vested	$—	$9,067	$3,037
As of January 3, 2026, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2009 Plan	839
2009 ESPP	658
Total shares reserved	1,497
15. Employee Benefit Plan
The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $3.0 million, $3.0 million and $3.3 million to the 401(k) Plan during fiscal 2025, 2024 and 2023, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
16. Income Taxes
Loss, inclusive of equity-method loss and before income taxes, includes the following components (in thousands):

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Domestic	$(25,449)	$(33,032)	$(14,539)
Foreign	(32,463)	(121,781)	(12,034)
	$(57,912)	$(154,813)	$(26,573)
The provision for income taxes consists of the following (in thousands):

Year Ended
January 3, 2026
Current:
Federal	$182
State and local	86
Foreign	5,846
Total Current	6,114
Deferred:
Federal	109
State and local	(150)
Foreign	922
Total Deferred	881

Provision for income taxes	$6,995

	Year Ended
	December 28, 2024	December 30, 2023
Current:
Domestic	$(252)	$3,291
Foreign	6,978	15,599
Total Current	6,726	18,890
Deferred:
Domestic	29,745	(9,036)
Foreign	(274)	(1,911)
Total Deferred	29,471	(10,947)

Provision for income taxes	$36,197	$7,943

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
16. Income Taxes (Continued)
The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows ($ in thousands):

	Year Ended
	January 3, 2026
U.S. federal tax at statutory rate	$(12,161)	21.0%
State and local income taxes, net of federal income tax effect (1)	(64)	0.1%
Foreign tax effects:
Singapore
Statutory tax rate difference	2,254	(3.9)%
Changes in valuation allowance	10,128	(17.5)%
Effect of cross-border tax laws	652	(1.1)%
Nontaxable or nondeductible items:
Enhanced research deduction	(1,741)	3.0%
Nondeductible amortization expense	1,230	(2.1)%
Other	(716)	1.2%
India
Effect of cross-border tax laws	662	(1.1)%
Other	1,225	(2.1)%
Other foreign jurisdictions	(14)	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws:
Subpart F income and GILTI, net of foreign tax credit	(513)	0.9%
Other	(501)	0.8%
Tax Credits:
Research and development tax credit	(6,434)	11.1%
Changes in valuation allowance	10,376	(17.9)%
Nontaxable or nondeductible items:
Stock-based compensation	3,145	(5.4)%
Other nondeductible/nontaxable items	367	(0.6)%
Worldwide changes in unrecognized tax benefits	(567)	1.0%
Other adjustments	(333)	0.5%
Effective Tax Rate	$6,995	(12.1)%
____________________________________________
(1) No state jurisdictions were individually material.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
16. Income Taxes (Continued)

	Year Ended
	December 28, 2024	December 30, 2023
Federal statutory rate	21.0%	21.0%
Foreign tax rate benefit	(9.2)	(33.2)
Current period valuation allowance	(18.9)	—
Change in prior period valuation allowance	(12.9)	(1.5)
GILTI and Subpart F income, net of foreign tax credits	(4.3)	(24.2)
(Nondeductible) nontaxable foreign items	(3.1)	(26.0)
(Nondeductible) nontaxable domestic items	(0.9)	(3.6)
Nondeductible officer compensation	(0.8)	1.3
Return to provision adjustments	(0.3)	16.5
State tax expense	—	(1.5)
Base erosion and anti-abuse tax	—	(7.4)
Other tax effects of equity compensation	0.1	1.1
Foreign withholding taxes	0.3	(2.2)
Excess tax benefit of stock-based compensation	0.6	4.0
Release of prior year unrecognized tax benefits	1.2	—
Research and development tax credits	4.2	26.9
Other	(0.4)	(1.1)
Effective tax rate	(23.4)%	(29.9)%
The decrease in the provision for income taxes for fiscal 2025 as compared to fiscal 2024 was primarily due to a decrease in tax expense related to the valuation allowance during fiscal 2025. The increase in the provision for income taxes for fiscal 2024 as compared to fiscal 2023 was primarily due to the establishment of a valuation allowance against the majority of the Company’s U.S. and Singapore deferred tax assets during the second quarter of fiscal 2024.
On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA extends and/or modifies many provisions first enacted via the Tax Cuts and Jobs Act (“TCJA”) in 2017, as well as introduces new modifications to U.S.federal tax law. Beginning with the 2025 tax year, the OBBBA permanently restores current deductibility for U.S. research and experimental (“R&E”) expenditures. A number of other changes enacted in the OBBBA will not take effect until the 2026 tax year, including various modifications to existing international tax provisions. The Company determined that its annual effective tax rate for the current year decreased due to the impacts of the OBBBA, primarily due to U.S. R&E expenditures no longer being capitalized within global intangible low-taxed income or “GILTI”, which the Company has elected to treat as a period cost.
The Company did not identify any material discrete tax impacts related to beginning-of-the-year deferred tax assets and liabilities or valuation allowances due to the enactment of the OBBBA.

Cash paid for income taxes (net of refunds) consisted of the following (in thousands):

Year Ended
January 3, 2026
U.S. Federal	$7,932
U.S. State and local	(2,668)
Foreign	5,694
Cash paid for income taxes (net of refunds)	$10,958

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
16. Income Taxes (Continued)
Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended January 3, 2026 include U.S. Federal at $7.9 million, Minnesota at $(2.7) million, India at $2.9 million, and Singapore at $0.7 million.
Deferred Income Taxes
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. Significant components of the Company’s deferred taxes as of January 3, 2026 and December 28, 2024 were as follows (in thousands):

	January 3, 2026	December 28, 2024
Deferred tax assets:
Capitalized research and development	$30,484	$28,613
Tax credit carryforwards	26,850	23,100
Net operating loss carryforwards	25,986	17,484
Leases	7,332	6,388
Intangible assets	5,697	6,447
Accrued liabilities	5,389	2,063
Deferred income on shipments to distributors	4,824	2,153
Other	7,138	6,130
	113,700	92,378
Less: Valuation allowance	(81,069)	(60,760)
	32,631	31,618

Deferred tax liabilities:
Intangible assets	14,624	13,718
Fixed assets	6,323	6,812
Leases	6,071	6,053
Prepaid expenses and other	4,716	3,555
Stock-based compensation	1,333	1,001
	33,067	31,139
Net deferred tax assets (liabilities)	$(436)	$479
As of January 3, 2026, the Company had foreign net operating loss and research and development tax credit carryforwards of approximately $230.3 million and $0.4 million, respectively. The foreign net operating loss carryforwards do not expire. The foreign research and development tax credits expire in fiscal years 2044 through 2045.
As of January 3, 2026, the Company had U.S. federal net operating loss, research and development tax credit and foreign tax credit carryforwards of approximately $8.0 million, $10.5 million and $3.6 million, respectively. All of the net operating loss and $0.2 million of the research and development tax credit carryforwards are subject to an annual limit, which may cause them to expire before they are used. The net operating loss and research and development tax credit carryforwards that are subject to limitation expire in fiscal years 2028 through 2030, the remaining research and development tax credit carryforwards expire in fiscal years 2044 through 2045, and the foreign tax credit carryforwards expire in fiscal years 2033 through 2034.
Additionally, the Company had state net operating loss and state research and development tax credit carryforwards of approximately $28.9 million and $14.2 million, respectively. Certain of these carryforwards expire in fiscal years 2026

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
16. Income Taxes (Continued)
through 2044, and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.
A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company maintains a valuation allowance with respect to the majority of deferred tax assets in the U.S. and Singapore and with respect to research and development tax credit carryforwards in Canada. During fiscal 2024, the Company determined that there is a need for a valuation allowance in the U.S. and Singapore due to a three-year cumulative pre-tax loss in conjunction with the recent downturn in the semiconductor industry. The Company intends to maintain the valuation allowance until its ability to forecast sufficient future sources of taxable income is reestablished. The following table summarizes the activity related to the valuation allowance for deferred tax assets (in thousands):

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Balance at End of Period
Year ended January 3, 2026	$60,760	$20,500	(191)	$81,069

Year ended December 28, 2024	$10,530	$50,230	$—	$60,760

Year ended December 30, 2023	$9,409	$1,121	$—	$10,530
Uncertain Tax Positions
The following table summarizes the activity related to gross unrecognized tax benefits (in thousands):

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Beginning balance	$4,427	$4,868	$4,109
Additions based on tax positions related to current year	1,108	970	737
Additions based on tax positions related to prior years	75	—	22
Reductions based on tax positions related to prior years	(125)	(5)	—
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(1,390)	(1,406)	—
Ending balance	$4,095	$4,427	$4,868
As of January 3, 2026, December 28, 2024 and December 30, 2023, the Company had gross unrecognized tax benefits, inclusive of interest, of $4.2 million, $4.7 million and $5.4 million, respectively, of which $1.8 million, $3.5 million and $5.1 million, respectively, would affect the effective tax rate if recognized.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.
Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 – 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The adjustment would have resulted in approximately 141.3 million Norwegian kroner, or $14.0 million, additional Norwegian income tax. The Company disagreed with the NTA’s findings and appealed the assessment, concluding that the Company’s position was more likely than not to be sustained in the appeal. During fiscal 2025, the Norwegian Tax Appeals Board issued a formal decision in favor of the Company, rejecting the proposed adjustment to its

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
16. Income Taxes (Continued)
2013 tax liability. Because the Company did not previously establish a reserve related to the NTA assessment, there was no resulting financial statement impact for the final resolution of this matter.
Tax years 2021 through 2025 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company’s 2022 tax year is currently under examination in the U.S., and the Company’s 2022 through 2023 tax years are currently under examination in India. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially impact its financial position or results of operations and that it has accrued adequate reserves related to all matters contained in tax periods open to examination. The Company is not currently under audit in any other major taxing jurisdiction.
17. Segment Information
The Company has one operating segment, mixed-signal analog intensive products, consisting of numerous product areas. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and assesses performance of the business and other activities at the operating segment level. The CODM assesses performance for the operating segment and decides how to allocate resources based on net loss that is also reported on the Consolidated Statement of Operations as Consolidated Net loss. The measure of segment assets is reported on the Consolidated Balance Sheets as Total assets.
The CODM uses net loss to evaluate income generated in deciding whether to reinvest profits into the segment or to use such profits for other purposes, such as for acquisitions or share repurchases. Net loss is used to monitor budget versus actual results. The CODM also uses net loss in competitive analyses by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budget versus actual results are used in assessing performance of the segment, and in establishing management and variable compensation.
The Company groups its products into two categories, based on the target markets they address. See Note 13, Revenues, for a summary of the Company’s revenue by product category.
Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
United States	$68,524	$56,493	$92,550
China	257,103	188,169	219,741
Taiwan	130,547	77,430	90,382
Rest of world	328,590	262,294	379,585
Total	$784,764	$584,386	$782,258

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2026
17. Segment Information (Continued)
The CODM regularly reviews the Consolidated Statement of Operations and a disaggregation of operating expenses, of which the significant expenses are related to employee base compensation. The following summarizes the significant and other operating expenses:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Research and development:
Employee base compensation	$130,979	$123,716	$124,850
Other research and development expenses (1)	222,267	208,509	212,894
Total research and development	$353,246	$332,225	$337,744

Selling, general and administrative:
Employee base compensation	$55,027	$52,477	$54,588
Other selling, general and administrative expenses (1)	119,251	92,976	92,408
Total selling, general and administrative	$174,278	$145,453	$146,996
(1) Other research and development and selling, general and administrative expenses include other personnel-related expenses, outside services, software expense, depreciation, amortization, and other expenses.
The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	January 3, 2026	December 28, 2024
United States	$106,706	$107,612
Rest of world	21,937	24,524
Total	$128,643	$132,136
18. Subsequent Events
On February 4, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Texas Instruments Incorporated, a Delaware corporation (“Parent”), and Caldwell Merger Corp., a Delaware corporation and wholly-owned direct subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into the Company (the “Merger”), and the Company will survive the Merger as a wholly-owned direct subsidiary of Parent. At the effective time of the Merger, each share of the Company’s common stock outstanding as of immediately prior to the effective time (other than dissenting shares or any shares of the Company’s common stock held by the Company as treasury stock or owned by Parent or any of the Company’s or Parent’s subsidiaries) will be cancelled and converted into the right to receive $231.00 in cash, without interest. The transactions contemplated by the Merger Agreement were unanimously approved by the Company’s board of directors, and the Merger is expected to close in the first half of 2027, subject to customary closing conditions, including approval by the Company’s stockholders and the receipt of required regulatory approvals.