Form 10-Q
period 2026-04-04
SILICON LABORATORIES INC.
filed 2026-05-05
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
☐ Yes ☑ No
As of April 28, 2026, 32,981,823 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Silicon Laboratories Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	April 4, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$383,089	$364,222
Short-term investments	55,767	79,400
Accounts receivable, net	77,120	64,513
Inventories	103,232	95,566
Prepaid expenses and other current assets	57,113	70,316
Total current assets	676,321	674,017
Property and equipment, net	131,821	128,643
Goodwill	376,389	376,389
Other intangible assets, net	20,836	23,130
Other assets, net	61,094	67,138
Total assets	$1,266,461	$1,269,317
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,384	$50,717
Deferred revenue and returns liability	9,822	5,359
Other current liabilities	66,273	87,711
Total current liabilities	132,479	143,787
Other non-current liabilities	35,448	31,112
Total liabilities	167,927	174,899
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 32,968 and 32,955 shares issued and outstanding at April 4, 2026 and January 3, 2026, respectively	3	3
Additional paid-in capital	177,551	157,402
Retained earnings	920,917	936,814
Accumulated other comprehensive income	63	199
Total stockholders’ equity	1,098,534	1,094,418
Total liabilities and stockholders’ equity	$1,266,461	$1,269,317
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 4, 2026	April 5, 2025
Revenues	$213,500	$177,714
Cost of revenues	86,502	79,937
Gross profit	126,998	97,777
Operating expenses:
Research and development	88,594	88,219
Selling, general and administrative	55,486	41,638
Operating expenses	144,080	129,857
Operating loss	(17,082)	(32,080)
Other income (expense):
Interest income and other, net	3,626	3,793
Interest expense	(232)	(284)
Loss before income taxes	(13,688)	(28,571)
Provision for income taxes	2,209	1,899
Net loss	$(15,897)	$(30,470)

Loss per share:
Basic	$(0.48)	$(0.94)
Diluted	$(0.48)	$(0.94)

Weighted-average common shares outstanding:
Basic	32,963	32,465
Diluted	32,963	32,465
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2026	April 5, 2025
Net loss	$(15,897)	$(30,470)
Other comprehensive (loss) income, before tax:
Net changes to available-for-sale securities:
Unrealized (losses) gains arising during the period	(172)	345
Reclassification for gains included in net loss	—	(20)
Other comprehensive (loss) income, before tax	(172)	325

(Benefit) provision for income taxes related to items of other comprehensive (loss) income	(36)	68

Other comprehensive (loss) income	(136)	257

Comprehensive loss	$(16,033)	$(30,213)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

Three Months Ended April 4, 2026	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of January 3, 2026	32,955	$3	$157,402	$936,814	$199	$1,094,418
Net loss	—	—	—	(15,897)	—	(15,897)
Other comprehensive loss	—	—	—	—	(136)	(136)
Stock issuances, net of shares withheld for taxes	13	—	(956)	—	—	(956)
Stock-based compensation	—	—	21,105	—	—	21,105
Balance as of April 4, 2026	32,968	$3	$177,551	$920,917	$63	$1,098,534

Three Months Ended April 5, 2025	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of December 28, 2024	32,458	$3	$78,227	$1,001,721	$70	$1,080,021
Net loss	—	—	—	(30,470)	—	(30,470)
Other comprehensive income	—	—	—	—	257	257
Stock issuances, net of shares withheld for taxes	15	—	(958)	—	—	(958)
Stock-based compensation	—	—	19,569	—	—	19,569
Balance as of April 5, 2025	32,473	$3	$96,838	$971,251	$327	$1,068,419

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2026	April 5, 2025
Operating Activities
Net loss	$(15,897)	$(30,470)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	6,047	6,248
Amortization of other intangible assets	2,295	5,437
Stock-based compensation expense	21,055	19,714
Deferred income taxes	1,153	(1,514)
Changes in operating assets and liabilities:
Accounts receivable	(12,608)	2,412
Inventories	(7,616)	22,098
Prepaid expenses and other assets	6,813	2,973
Accounts payable	3,387	9,234
Other current liabilities and income taxes	(7,415)	11,870
Deferred revenue and returns liability	4,463	3,405
Other non-current liabilities	3,257	(3,279)
Net cash provided by operating activities	4,934	48,128

Investing Activities
Purchases of marketable securities	—	(19,728)
Sales of marketable securities	—	10,005
Maturities of marketable securities	23,461	10,675
Purchases of property and equipment	(9,837)	(4,852)
Proceeds from capital-related government incentives	1,265	—
Net cash provided by (used in) investing activities	14,889	(3,900)

Financing Activities
Payment of taxes withheld for vested stock awards	(956)	(958)
Net cash used in financing activities	(956)	(958)

Increase in cash and cash equivalents	18,867	43,270
Cash and cash equivalents at beginning of period	364,222	281,607
Cash and cash equivalents at end of period	$383,089	$324,877
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive loss, stockholders’ equity, and cash flows. The Condensed Consolidated Balance Sheet as of January 3, 2026 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended April 4, 2026 are not necessarily indicative of the results to be expected for the full year.
These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended January 3, 2026, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 10, 2026.
The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2026 will have 52 weeks. Fiscal 2025 had 53 weeks with the extra week occurring in the first quarter of the year. In a 52-week year, each fiscal quarter consists of 13 weeks.
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
2.    Proposed Merger
As announced on February 4, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Texas Instruments Incorporated (“Parent”) and Caldwell Merger Corp., a wholly-owned direct subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into Silicon Laboratories Inc. (the “Merger”), and the Company will survive the Merger as a wholly-owned direct subsidiary of Parent. At the effective time of the Merger, each share of the Company’s common stock outstanding as of immediately prior to the effective time (other than dissenting shares or any shares of common stock held by the Company as treasury stock or owned by Parent or any of the Company’s or Parent’s subsidiaries) will be cancelled and converted into the right to receive $231.00 in cash, without interest. The transactions contemplated by the Merger Agreement were unanimously approved by the Company’s board of directors, and on April 30, 2026 the Company obtained the approval of its stockholders required to adopt the Merger Agreement. The Merger is expected to close in the first half of 2027, subject to customary closing conditions, including the receipt of required regulatory approvals.
In connection with the proposed Merger, for the three months ended April 4, 2026 we have incurred $11.2 million of costs, and expect to continue to incur financial advisory, legal, accounting, and other professional fees prior to the completion of the Merger, which could be significant.
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	April 4, 2026	April 5, 2025
Net loss	$(15,897)	$(30,470)

Shares used in computing basic earnings per share	32,963	32,465

Effect of dilutive securities:
Stock-based awards	—	—
Shares used in computing diluted earnings per share	32,963	32,465

Loss per share:
Basic	$(0.48)	$(0.94)
Diluted	$(0.48)	$(0.94)
Diluted shares for the three months ended April 4, 2026 and April 5, 2025 excluded 0.6 million and 0.3 million shares, respectively, as they were anti-dilutive due to the Company’s net loss for the periods. Securities that were anti-dilutive due to the Company’s stock price and were excluded from the computation of diluted earnings per share for the three months ended April 4, 2026 and April 5, 2025 were not material.
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

	Fair Value Measurements at April 4, 2026 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$217,216	$—	$217,216
Time deposit	—	5,490	5,490
Total cash equivalents	$217,216	$5,490	$222,706

Short-term investments:
Government debt securities	$—	$55,767	$55,767
Total short-term investments	$—	$55,767	$55,767

Total	$217,216	$61,257	$278,473

	Fair Value Measurements at January 3, 2026 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$206,051	$—	$206,051
Time deposit	—	5,595	5,595
Total cash equivalents	$206,051	$5,595	$211,646

Short-term investments:
Government debt securities	$—	$79,400	$79,400
Total short-term investments	$—	$79,400	$79,400

Total	$206,051	$84,995	$291,046
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

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4.    Fair Value of Financial Instruments (Continued)
The following summarizes the components of available-for-sale investments (in thousands):

					Reported As
As of April 4, 2026	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Time Deposits	$5,490	$—	$—	$5,490	$5,490	$—
Government debt securities	55,687	81	(1)	55,767	—	55,767
Money market funds	217,216	—	—	217,216	217,216	—
Total	$278,393	$81	$(1)	$278,473	$222,706	$55,767

					Reported As
As of January 03, 2026	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Time deposits	$5,595	$—	$—	$5,595	$5,595	$—
Government debt securities	79,148	252	—	79,400	—	79,400
Money market funds	206,051	—	—	206,051	206,051	—
Total	$290,794	$252	$—	$291,046	$211,646	$79,400
Contractual maturities of investments
The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at April 4, 2026 (in thousands):

	Cost	Fair Value
Due in one year or less	$50,994	$51,062
Due after one year through five years	4,693	4,705
	$55,687	$55,767
Unrealized Gains and Losses
The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of April 4, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$5,214	$(1)	$—	$—	$5,214	$(1)
	$5,214	$(1)	$—	$—	$5,214	$(1)
The gross unrealized losses as of April 4, 2026 were due primarily to changes in market interest rates. There were no gross unrealized losses as of January 3, 2026. At April 4, 2026 and January 3, 2026, there were no material unrealized gains associated with the Company’s available-for-sale investments.
The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4.    Fair Value of Financial Instruments (Continued)
impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of April 4, 2026, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
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
The Company did not enter into any foreign currency forward contracts for its forecasted operating expenses for the quarter ended April 4, 2026. As of April 4, 2026, the Company held no such foreign currency contracts. The fair value of the contracts, contract gains or losses recognized in other comprehensive (loss) income and amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented.
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
As of April 4, 2026, the Company held no such foreign currency forward contracts. The fair value of the foreign currency forward contracts and contract gains and losses recognized in income were not material for any of the periods presented.
All foreign currency forward contracts, both designated and not designated as hedging instruments, are classified within Level 2 as the valuation inputs include foreign exchange rates, forward and spot prices for currencies, and market observable data of similar instruments.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6.    Supplemental Information
The following table shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):
Inventories

	April 4, 2026	January 3, 2026
Work in progress	$85,388	$77,464
Finished goods	17,844	18,102
	$103,232	$95,566
7.    Debt
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
As of April 4, 2026, the Company was in compliance with all covenants of the credit facility, including the minimum interest coverage ratio. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of April 4, 2026, no amounts were outstanding on the credit facility.
8.    Commitments and Contingencies
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.    Revenues
The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended
	April 4, 2026	April 5, 2025
Industrial & Commercial	$127,969	$95,976
Home & Life	85,531	81,738
	$213,500	$177,714
A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended April 4, 2026, the Company recognized revenue of $5.1 million from performance obligations that were satisfied in the previous reporting period. During the three months ended April 5, 2025, the impact of revenue related to performance obligations that were satisfied in the previous reporting period was insignificant. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended
	April 4, 2026	April 5, 2025
Distributors	$160,558	$117,189
Direct customers	52,942	60,525
	$213,500	$177,714
10.    Stock-Based Compensation
Stock-based compensation costs are based on the fair values on the date of grant for stock awards and stock options and on the date of enrollment for the employee stock purchase plans. The fair values of stock awards (such as restricted stock units (“RSUs”) and performance stock units (“PSUs”) are estimated based on their intrinsic values. The fair values of stock options and rights under the Company’s Employee Stock Purchase Plan are estimated using the Black-Scholes option-pricing model.
The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	April 4, 2026	April 5, 2025
Cost of revenues	$442	$613
Research and development	11,416	12,007
Selling, general and administrative	9,197	7,094
	21,055	19,714
Income tax benefit	2,564	2,501
Total	$18,491	$17,213
The Company had approximately $143.8 million of total unrecognized compensation cost related to equity grants as of April 4, 2026 that is expected to be recognized over a weighted-average period of approximately 2.2 years.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11.    Income Taxes
Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, deemed foreign income inclusions, change in the valuation allowance, and other permanent differences. Typically, the Company’s interim provision for income taxes is determined using an estimated annual effective tax rate, adjusted for discrete tax items. When the Company is unable to make a reliable estimate of the annual effective tax rate, it uses the actual effective tax rate for the year-to-date period. For the three months ended April 4, 2026, the Company used an actual effective tax rate in jurisdictions where a small change in forecasted pre-tax income or loss has the potential to distort the estimated annual effective tax rate.
Income tax expense was $2.2 million and $1.9 million for the three months ended April 4, 2026 and April 5, 2025, resulting in effective tax rates of (16.1)% and (6.6)%, respectively. The decrease in the effective tax rate for the three months ended April 4, 2026 is primarily due to a decrease in pre-tax book loss, as the impact of permanent items is relatively greater when the pre-tax loss is smaller.
A valuation allowance is required to be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In 2024, the Company identified a need for valuation allowances in the U.S. and Singapore due to the presence of significant negative evidence, including recent operating losses and uncertainty around the timing of recovery in economic conditions within both the semiconductor industry and the broader economy. Because of the valuation allowance, we are unable to recognize the full tax benefit of the pre-tax losses incurred in those jurisdictions in the current year. We intend to maintain the valuation allowance until our ability to forecast sufficient future sources of taxable income is reestablished.
Uncertain Tax Positions
As of April 4, 2026, the Company had gross unrecognized tax benefits, inclusive of interest, of $4.7 million, of which $1.8 million would affect the effective tax rate if recognized.
Tax years 2021 through 2026 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company’s 2022 tax year is currently under examination in the U.S., and the Company’s 2023 tax year is currently under examination in India. Although the outcome of tax audits is always uncertain, the Company believes that the results of these examinations will not materially impact its financial position or results of operations. The Company is not currently under audit in any other major taxing jurisdiction.
12.    Segment Information
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
12. Segment Information (Continued)
Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Three Months Ended
	April 4, 2026	April 5, 2025
United States	$17,956	$16,684
China	67,320	58,769
Taiwan	42,650	29,832
Rest of world	85,574	72,429
Total	$213,500	$177,714
The significant expense categories regularly provided to the CODM, in addition to the expense categories included within net loss presented on the Company’s Condensed Consolidated Statement of Operations, are as follows (in thousands):

	Three Months Ended
	April 4, 2026	April 5, 2025
Research and development:
Employee base compensation	$32,316	$32,972
Other research and development expenses (1)	56,278	55,247
Total research and development	$88,594	$88,219

Selling, general and administrative:
Employee base compensation	$13,775	$14,107
Other selling, general and administrative expenses (1)	41,711	27,531
Total selling, general and administrative	$55,486	$41,638
(1) Other research and development and selling, general and administrative expenses include other personnel-related expenses, outside services, software expense, depreciation, amortization, and other expenses.
The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	April 4, 2026	January 3, 2026
United States	$105,863	$106,706
Rest of world	25,958	21,937
Total	$131,821	$128,643

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2026 will have 52 weeks. Fiscal 2025 had 53 weeks with the extra week occurring in the first quarter of the year. Our first quarter of fiscal 2026 ended April 4, 2026 and our first quarter of fiscal 2025 ended April 5, 2025.
Proposed Merger
As announced on February 4, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Texas Instruments Incorporated (“Parent”) and Caldwell Merger Corp., a wholly-owned direct subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into Silicon Laboratories Inc. (the “Merger”), and we will survive the Merger as a wholly-owned direct subsidiary of Parent. At the effective time of the Merger, each share of our common stock outstanding as of immediately prior to the effective time (other than dissenting shares or any shares of our common stock held by us as treasury stock or owned by Parent or any of our or Parent’s subsidiaries) will be cancelled and converted into the right to receive $231.00 in cash, without interest. The transactions contemplated by the Merger Agreement were unanimously approved by our board of directors, and on April 30, 2026 we obtained the approval of our stockholders required to adopt the Merger Agreement. The Merger is expected to close in the first half of 2027, subject to customary closing conditions, including approval by our stockholders and the receipt of required regulatory approvals.
In connection with the proposed Merger, for the three months ended April 4, 2026 we have incurred $11.2 million of costs, and expect to continue to incur financial advisory, legal, accounting, and other professional fees prior to the completion of the Merger, which could be significant.
Impact of Macroeconomic Conditions
The global economic environment has experienced inflationary pressure, high interest rates, and geopolitical tensions. There continues to be uncertainty regarding international trade relations and trade policy, including those related to tariffs. The situation concerning the imposition of additional tariffs and trade restrictions by the U.S. and other jurisdictions continues to evolve, and we cannot be certain of the outcome, which could adversely impact demand for our products, costs, customers, suppliers, and general economic conditions. Continued geopolitical instability, including the ongoing war in Ukraine and the war in Iran and other conflicts in the Middle East, volatility in energy markets and recent increases in oil prices driven by geopolitical conflicts, the risk of inflation, slower GDP growth, or recession, and the weakening U.S. dollar, have added to the uncertainty. The extent of the impact of the macroeconomic and geopolitical environment on our operational and financial performance will depend on future developments, which are uncertain, but could materially affect our business, results of operations, access to sources of liquidity, and financial condition. The extent of the impact of macroeconomic conditions on our operational and financial performance will depend on future developments, their impact to the business of our suppliers and/or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. See the section entitled “Risk Factors” in Part II, Item 1A of the Form 10-Q for further discussion.
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
Current Period Highlights
Revenues increased $35.8 million in the recent quarter compared to the first quarter of fiscal 2025 due to increased revenues from our Industrial & Commercial products and our Home & Life products. Gross profit increased $29.2 million during the same period primarily as a result of the increase in revenues. Gross margin increased to 59.5% in the recent quarter compared to 55.0% in the first quarter of fiscal 2025 as our indirect and overhead expenses decreased as a percentage of revenues. Operating expenses increased by $14.2 million in the recent quarter compared to the first quarter of fiscal 2025 primarily due to costs related to the Merger. Operating loss in the recent quarter was $17.1 million compared to operating loss of $32.1 million in the first quarter of fiscal 2025. Refer to “Results of Operations” below for further discussion.
We ended the first quarter of fiscal 2026 with $438.9 million in cash, cash equivalents, and short-term investments. Net cash provided by operating activities was $4.9 million during the current year three-month period. Accounts receivable were $77.1 million at April 4, 2026, representing 33 days sales outstanding (“DSO”). Inventory was $103.2 million at April 4, 2026, representing 107 days of inventory (“DOI”).
During the three months ended April 4, 2026, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the three months ended April 4, 2026.
The percentage of our revenues derived from outside of the United States was 92% during the three months ended April 4, 2026. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.
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
Provision for Income Taxes. Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, deemed foreign income inclusions, and other permanent differences. See Note 11, Income Taxes, to the Condensed Consolidated Financial Statements.
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 4, 2026	April 5, 2025
Revenues	100.0%	100.0%
Cost of revenues	40.5	45.0
Gross profit	59.5	55.0
Operating expenses:
Research and development	41.5	49.6
Selling, general and administrative	26.0	23.4
Operating expenses	67.5	73.1
Operating loss	(8.0)	(18.1)
Other income (expense):
Interest income and other, net	1.7	2.1
Interest expense	(0.1)	(0.2)
Loss before income taxes	(6.4)	(16.1)
Provision for income taxes	1.0	1.1
Net loss	(7.4)%	(17.1)%

Revenues

	Three Months Ended
(in millions)	April 4, 2026	April 5, 2025	Change	% Change
Industrial & Commercial	$128.0	$96.0	$32.0	33.3%
Home & Life	85.5	81.7	3.8	4.6%
	$213.5	$177.7	$35.8	20.1%
The increase in revenues in the recent three-month period was due to increased revenues of $32.0 million from our Industrial & Commercial products and increased revenues of $3.8 million from our Home & Life products. Revenues increased in the recent three-month periods as a result of increases in unit volumes of our products relative to the prior year. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.
Gross Profit

	Three Months Ended
(in millions)	April 4, 2026	April 5, 2025	Change
Gross profit	$127.0	$97.8	$29.2
Gross margin	59.5%	55.0%	4.5%
Gross profit increased during the recent three-month period primarily as a result of increases in revenues in the periods. Gross margin increased as our indirect and overhead expenses decreased as a percentage of revenues in the recent three-month period as a result of the increase in revenues.
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
Research and Development

	Three Months Ended
(in millions)	April 4, 2026	April 5, 2025	Change	% Change
Research and development	$88.6	$88.2	$0.4	0.5%
Percent of revenue	41.5%	49.6%
Research and development expense in the recent three-month period increased, with increases of $1.7 million for new product introduction costs, $1.0 million from lower government incentives, and $0.6 million for IT-related costs, partially offset by a decrease of $3.1 million for amortization of intangible assets.
Selling, General and Administrative

	Three Months Ended
(in millions)	April 4, 2026	April 5, 2025	Change	% Change
Selling, general and administrative	$55.5	$41.6	$13.9	33.4%
Percent of revenue	26.0%	23.4%

The increase in selling, general and administrative expense in the recent three-month period was primarily due to $11.2 million from costs incurred due to the Merger, and a $2.9 million increase in personnel-related costs.
Interest Income and Other, Net
Interest income and other, net for the three months ended April 4, 2026 was $3.6 million, compared to $3.8 million for the three months ended April 5, 2025.
Interest Expense
Interest expense for the three months ended April 4, 2026 was $0.2 million, compared to $0.3 million for the three months ended April 5, 2025.
Provision for Income Taxes

	Three Months Ended
(in millions)	April 4, 2026	April 5, 2025	Change
Provision for income taxes	$2.2	$1.9	$0.3
Effective tax rate	(16.1)%	(6.6)%
The decrease in the effective tax rate for the three months ended April 4, 2026 is primarily due to a decrease in pre-tax book loss, as the impact of permanent items is relatively greater when the pre-tax loss is smaller.
Liquidity and Capital Resources
Our principal sources of liquidity as of April 4, 2026 consisted of $438.9 million in cash, cash equivalents and short-term investments, of which $250.3 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include U.S. government securities; time deposits; and money market funds.
Operating Activities
Net cash provided by operating activities was $4.9 million during the three months ended April 4, 2026, compared to net cash provided of $48.1 million during the three months ended April 5, 2025. Operating cash flows during the three months ended April 4, 2026 reflect our net loss of $15.9 million, adjustments of $30.6 million for depreciation, amortization, stock-based compensation, and deferred income taxes, and a net cash outflow of $9.7 million due to changes in our operating assets and liabilities.
Accounts receivable increased to $77.1 million at April 4, 2026 from $64.5 million at January 3, 2026. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO was 33 days at April 4, 2026 and 28 days at January 3, 2026.
Inventory increased to $103.2 million at April 4, 2026 from $95.6 million at January 3, 2026. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 107 days at April 4, 2026 and 113 days at January 3, 2026.
Investing Activities
Net cash provided by investing activities was $14.9 million during the three months ended April 4, 2026, compared to net cash used of $3.9 million during the three months ended April 5, 2025. The increase in cash inflows was principally due to an increase in cash provided by net purchases, sales, and maturities of marketable securities of $22.5 million and the receipt of $1.3 million of proceeds from capital-related government incentives in the current period. Purchases of property and equipment increased $5.0 million during the three months ended April 4, 2026 compared to the three months ended April 5, 2025.

Financing Activities
Net cash used in financing activities was $1.0 million during the three months ended April 4, 2026, compared to $1.0 million during the three months ended April 5, 2025.
Debt
As of April 4, 2026, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. The credit facility contains various conditions, covenants, and representations with which we must be in compliance in order to borrow funds, including financial covenants that we must maintain a consolidated net leverage ratio (funded indebtedness less cash and cash equivalents up to $750 million and divided by EBITDA) of no more than 4.25 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of April 4, 2026, we were in compliance with all of the covenants and no amounts were outstanding on the revolving credit facility.
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
Critical Accounting Estimates
Our critical accounting estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the fiscal year ended January 3, 2026. There have been no material subsequent changes to our critical accounting estimates.
Quantitative and Qualitative Disclosures about Market Risk
Interest Income
Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objective is the preservation of investment capital. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of April 4, 2026 would decrease our future annual interest income by approximately $3.4 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.
Interest Expense
We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we had no borrowings as of April 4, 2026. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 4, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls during the fiscal quarter ended April 4, 2026 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is provided in Note 8, Commitments and Contingencies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.
Item 1A. Risk Factors
Risk Factors Summary
Risks Related to the Proposed Merger
•We may not complete the proposed Merger within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial condition, results of operations, cash flows and stock price
•Uncertainties associated with the Merger could adversely affect our business, results of operations, cash flows and financial condition
•The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and that could deter or discourage a competing acquirer from making a favorable alternative transaction proposal
•While the Merger Agreement is in effect, we are subject to restrictions on our business activities
•Lawsuits arising in connection with the Merger could be costly, delay or prevent completion of the Merger, divert management’s attention and otherwise adversely affect our business

Global Business Risks
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
Risks Related to the Proposed Merger
We may not complete the proposed Merger within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial condition, results of operations, cash flows and stock price
On February 4, 2026, we entered into the Merger Agreement with Parent and Merger Subsidiary, pursuant to which Merger Subsidiary will be merged with and into us, with us continuing as the surviving company and a wholly owned subsidiary of Parent. If the Merger is completed, we will become a privately held company, meaning that our common stock will be delisted from the NASDAQ National Market and deregistered under the Securities Exchange Act of 1934. Completion of the Merger is subject to a number of closing conditions, including obtaining approval of our stockholders at a special meeting of stockholders, which we obtained on April 30, 2026, and the receipt of required regulatory approvals. The failure to satisfy the remaining closing conditions could jeopardize or delay the consummation of the Merger.
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
•uncertainties caused by any negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in us;
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
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and that could deter or discourage a competing acquirer from making a favorable alternative transaction proposal
Under the Merger Agreement, we are subject to “no-shop” restrictions and are not permitted, subject to certain exceptions set forth in the Merger Agreement, to initiate, solicit or knowingly encourage or facilitate any inquiries or the making of any proposal or offer by or with a third party with respect to an acquisition proposal and to furnish nonpublic information to, or engage in discussions or negotiations with, a third party interested in pursuing an alternative transaction. Further, our board of directors is required to recommend that our stockholders vote in favor of the Merger, subject to exceptions for superior proposals and other situations where failure to effect a recommendation change would be inconsistent with the board of directors’ fiduciary duties. Upon the termination of the Merger Agreement under specified circumstances, including, among others, the termination by the Parent in the event of a Change of Recommendation (as defined in the Merger Agreement) by our board of directors, we would be required to pay Parent a termination fee of $259 million. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than Parent for our outstanding common stock from considering or proposing such an acquisition us.
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
Lawsuits arising in connection with the Merger could be costly, delay or prevent completion of the Merger, divert management’s attention and otherwise adversely affect our business
Lawsuits relating to the Merger filed against us and/or our directors and officers, including by our stockholders, may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any litigation cannot be assured and could delay or prevent completion of the Merger. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger.
The amount of fees and costs of defense, including costs associated with the indemnification of directors and officers, and other liabilities that may be incurred in connection with lawsuits could have a material adverse effect on our business, results of operations, cash flows and financial condition. Any litigation related to the Merger may also result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our business partners, or otherwise harm our operations and financial performance.
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
In addition, the risk of cyber-attacks has increased in recent years in connection with geopolitical events, and nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. Russia’s invasion of Ukraine in 2022, the resulting sanctions imposed by the United States and its allies on Russia, and the current war in Iran have increased the likelihood of cyber-attacks and/or security breaches.
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
Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended April 4, 2026 was $88.6 million, or 41.5% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.
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
We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the three months ended April 4, 2026, the percentage of our revenues derived from outside of the United States was 92% (and the revenue associated with end customers in China was 19%, and revenue attributed to China based on shipped-to location was 32%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:
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
•Political and economic instability;
•Risks that demand and the supply chain may be adversely affected by military conflict (including the ongoing wars in Ukraine and Iran), terrorism, sanctions or other geopolitical events globally;
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
Failure to manage our distribution channel relationships could impede our future growth
The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the three months ended April 4, 2026, 75% of our revenue was derived from distributors (and 51% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.
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
Given the unpredictable nature of litigation and the complexity of the technology, we may not prevail in any such litigation. Legal proceedings could subject us to significant liability, invalidate our proprietary rights, or harm our businesses and our ability to compete. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome or merit, could be time-

consuming and expensive to resolve and could divert our management’s time and attention. Intellectual property litigation also could force us to take specific actions, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the three months ended April 4, 2026.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
There were no contracts, instructions or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), nor were there any non-Rule 10b5-1 trading arrangements, entered into or terminated by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act) during the quarter ended April 4, 2026. There were no non-Rule 10b5-1 trading arrangements entered into or terminated during the quarter ended April 4, 2026

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit Number
3.1*	Fifth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-Q filed on August 5, 2025).

3.2*	Sixth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on April 21, 2023).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________

*	Incorporated herein by reference to the indicated filing.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

May 5, 2026	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

May 5, 2026	/s/ Dean Butler

Date	Dean Butler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 5, 2026	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)