Form 10-Q
period 2026-07-04
SILICON LABORATORIES INC.
filed 2026-08-11
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
☐ Yes ☑ No
As of August 4, 2026, 33,366,761 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Silicon Laboratories Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	July 4, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$362,191	$364,222
Short-term investments	35,051	79,400
Accounts receivable, net	79,801	64,513
Inventories	123,340	95,566
Prepaid expenses and other current assets	70,840	70,316
Total current assets	671,223	674,017
Property and equipment, net	130,902	128,643
Goodwill	376,389	376,389
Other intangible assets, net	18,541	23,130
Other assets, net	56,001	67,138
Total assets	$1,253,056	$1,269,317
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,407	$50,717
Deferred revenue and returns liability	5,176	5,359
Other current liabilities	66,563	87,711
Total current liabilities	124,146	143,787
Other non-current liabilities	34,108	31,112
Total liabilities	158,254	174,899
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 33,366 and 32,955 shares issued and outstanding at July 4, 2026 and January 3, 2026, respectively	3	3
Additional paid-in capital	184,456	157,402
Retained earnings	910,325	936,814
Accumulated other comprehensive income	18	199
Total stockholders’ equity	1,094,802	1,094,418
Total liabilities and stockholders’ equity	$1,253,056	$1,269,317
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Revenues	$228,189	$192,845	$441,689	$370,559
Cost of revenues	87,515	84,736	174,017	164,673
Gross profit	140,674	108,109	267,672	205,886
Operating expenses:
Research and development	95,016	87,821	183,610	176,040
Selling, general and administrative	56,324	43,155	111,810	84,793
Operating expenses	151,340	130,976	295,420	260,833
Operating loss	(10,666)	(22,867)	(27,748)	(54,947)
Other income (expense):
Interest income and other, net	2,489	3,833	6,115	7,626
Interest expense	(251)	(251)	(483)	(535)
Loss before income taxes	(8,428)	(19,285)	(22,116)	(47,856)
Provision for income taxes	2,164	2,532	4,373	4,431
Net loss	$(10,592)	$(21,817)	$(26,489)	$(52,287)

Loss per share:
Basic	$(0.32)	$(0.67)	$(0.80)	$(1.61)
Diluted	$(0.32)	$(0.67)	$(0.80)	$(1.61)

Weighted-average common shares outstanding:
Basic	33,206	32,682	33,084	32,570
Diluted	33,206	32,682	33,084	32,570
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Net loss	$(10,592)	$(21,817)	$(26,489)	$(52,287)
Other comprehensive (loss) income, before tax:
Net changes to available-for-sale securities:
Unrealized (losses) gains arising during the period	(58)	(295)	(230)	49
Reclassification for gains included in net loss	—	(5)	—	(25)

Net changes to cash flow hedges:
Unrealized gains arising during the period	—	269	—	269
Reclassification for gains included in net loss	—	(279)	—	(279)
Other comprehensive (loss) income, before tax	(58)	(310)	(230)	14

(Benefit) provision for income taxes related to items of other comprehensive (loss) income	(13)	(64)	(49)	3

Other comprehensive (loss) income	(45)	(246)	(181)	11

Comprehensive loss	$(10,637)	$(22,063)	$(26,670)	$(52,276)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

Three Months Ended July 4, 2026	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of April 4, 2026	32,968	$3	$177,551	$920,917	$63	$1,098,534
Net loss	—	—	—	(10,592)	—	(10,592)
Other comprehensive loss	—	—	—	—	(45)	(45)
Stock issuances, net of shares withheld for taxes	398	—	(18,734)	—	—	(18,734)
Stock-based compensation	—	—	25,639	—	—	25,639
Balance as of July 4, 2026	33,366	$3	$184,456	$910,325	$18	$1,094,802

Three Months Ended July 5, 2025	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of April 5, 2025	32,473	$3	$96,838	$971,251	$327	$1,068,419
Net loss	—	—	—	(21,817)	—	(21,817)
Other comprehensive loss	—	—	—	—	(246)	(246)
Stock issuances, net of shares withheld for taxes	342	—	(5,175)	—	—	(5,175)
Stock-based compensation	—	—	19,899	—	—	19,899
Balance as of July 5, 2025	32,815	$3	$111,562	$949,434	$81	$1,061,080

Six Months Ended July 4, 2026	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of January 3, 2026	32,955	$3	$157,402	$936,814	$199	$1,094,418
Net loss	—	—	—	(26,489)	—	(26,489)
Other comprehensive loss	—	—	—	—	(181)	(181)
Stock issuances, net of shares withheld for taxes	411	—	(19,691)	—	—	(19,691)
Stock-based compensation	—	—	46,745	—	—	46,745
Balance as of July 4, 2026	33,366	$3	$184,456	$910,325	$18	$1,094,802

Six Months Ended July 5, 2025	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of December 28, 2024	32,458	$3	$78,227	$1,001,721	$70	$1,080,021
Net loss	—	—	—	(52,287)	—	(52,287)
Other comprehensive income	—	—	—	—	11	11
Stock issuances, net of shares withheld for taxes	357	—	(6,133)	—	—	(6,133)
Stock-based compensation	—	—	39,468	—	—	39,468
Balance as of July 5, 2025	32,815	$3	$111,562	$949,434	$81	$1,061,080
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 4, 2026	July 5, 2025
Operating Activities
Net loss	$(26,489)	$(52,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	12,171	12,701
Amortization of other intangible assets	4,589	8,780
Stock-based compensation expense	46,704	39,605
Deferred income taxes	1,663	1,504
Changes in operating assets and liabilities:
Accounts receivable	(15,289)	(2,017)
Inventories	(27,734)	24,631
Prepaid expenses and other assets	(803)	5,112
Accounts payable	2,051	12,812
Other current liabilities and income taxes	(7,925)	8,377
Deferred revenue and returns liability	(183)	783
Other non-current liabilities	1,667	(6,965)
Net cash provided by (used in) operating activities	(9,578)	53,036

Investing Activities
Purchases of marketable securities	—	(32,507)
Sales of marketable securities	—	14,986
Maturities of marketable securities	44,119	17,019
Purchases of property and equipment	(22,153)	(13,549)
Proceeds from capital-related government incentives	5,272	—
Net cash provided by (used in) investing activities	27,238	(14,051)

Financing Activities
Payment of taxes withheld for vested stock awards	(27,451)	(13,752)
Proceeds from the issuance of common stock	7,760	7,619
Net cash used in financing activities	(19,691)	(6,133)

Increase (decrease) in cash and cash equivalents	(2,031)	32,852
Cash and cash equivalents at beginning of period	364,222	281,607
Cash and cash equivalents at end of period	$362,191	$314,459
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive loss, stockholders’ equity, and cash flows. The Condensed Consolidated Balance Sheet as of January 3, 2026 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended July 4, 2026 are not necessarily indicative of the results to be expected for the full year.
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
In connection with the proposed Merger, for the three and six months ended July 4, 2026 we have incurred $9.6 million and $20.8 million of costs, respectively, and expect to continue to incur financial advisory, legal, accounting, and other related costs prior to the completion of the Merger, which could be significant.
3.    Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Net loss	$(10,592)	$(21,817)	$(26,489)	$(52,287)

Shares used in computing basic earnings per share	33,206	32,682	33,084	32,570

Effect of dilutive securities:
Stock-based awards	—	—	—	—
Shares used in computing diluted earnings per share	33,206	32,682	33,084	32,570

Loss per share:
Basic	$(0.32)	$(0.67)	$(0.80)	$(1.61)
Diluted	$(0.32)	$(0.67)	$(0.80)	$(1.61)
Diluted shares for the three and six months ended July 4, 2026 excluded 0.5 million and 0.5 million shares, respectively, and the three and six months ended July 5, 2025 excluded 0.2 million and 0.3 million shares, respectively, as they were anti-dilutive due to the Company’s net loss for the periods.
Securities that were anti-dilutive due to the Company’s stock price and were excluded from the computation of diluted earnings per share for the three and six months ended July 4, 2026 were not material, and for the three and six months ended and July 5, 2025 were 0.8 million and 0.5 million, respectively.

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

	Fair Value Measurements at July 4, 2026 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$141,849	$—	$141,849
Total cash equivalents	$141,849	$—	$141,849

Short-term investments:
Government debt securities	$—	$35,051	$35,051
Total short-term investments	$—	$35,051	$35,051

Total	$141,849	$35,051	$176,900

	Fair Value Measurements at January 3, 2026 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$206,051	$—	$206,051
Time deposit	—	5,595	5,595
Total cash equivalents	$206,051	$5,595	$211,646

Short-term investments:
Government debt securities	$—	$79,400	$79,400
Total short-term investments	$—	$79,400	$79,400

Total	$206,051	$84,995	$291,046

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
The following summarizes the components of available-for-sale investments (in thousands):

					Reported As
As of July 4, 2026	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Government debt securities	35,028	26	(3)	35,051	—	35,051
Money market funds	141,849	—	—	141,849	141,849	—
Total	$176,877	$26	$(3)	$176,900	$141,849	$35,051

					Reported As
As of January 3, 2026	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Time deposits	$5,595	$—	$—	$5,595	$5,595	$—
Government debt securities	79,148	252	—	79,400	—	79,400
Money market funds	206,051	—	—	206,051	206,051	—
Total	$290,794	$252	$—	$291,046	$211,646	$79,400
Contractual maturities of investments
The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at July 4, 2026 (in thousands):

	Cost	Fair Value
Due in one year or less	$33,522	$33,546
Due after one year through five years	1,506	1,505
	$35,028	$35,051
Unrealized Gains and Losses
The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of July 4, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$4,468	$(3)	$—	$—	$4,468	$(3)
	$4,468	$(3)	$—	$—	$4,468	$(3)

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4.    Fair Value of Financial Instruments (Continued)
The gross unrealized losses as of July 4, 2026 were due primarily to changes in market interest rates. There were no gross unrealized losses as of January 3, 2026. At July 4, 2026 and January 3, 2026, there were no material unrealized gains associated with the Company’s available-for-sale investments.
The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of July 4, 2026, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
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
As of July 4, 2026, the Company held no such foreign currency contracts. The fair value of the contracts, contract gains or losses recognized in other comprehensive (loss) income and amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented.
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
As of July 4, 2026, the Company held no such foreign currency forward contracts. The fair value of the foreign currency forward contracts and contract gains and losses recognized in income were not material for any of the periods presented.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6.    Supplemental Information
The following table shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):
Inventories

	July 4, 2026	January 3, 2026
Work in progress	$100,118	$77,464
Finished goods	23,222	18,102
	$123,340	$95,566
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
As of July 4, 2026, the Company was in compliance with all covenants of the credit facility, including the minimum interest coverage ratio. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of July 4, 2026, no amounts were outstanding on the credit facility.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.    Revenues
The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Industrial & Commercial	$134,950	$109,787	$262,918	$205,763
Home & Life	93,239	83,058	178,771	164,796
	$228,189	$192,845	$441,689	$370,559
A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three and six months ended July 4, 2026, the Company recognized revenue of $4.6 million and $3.9 million, respectively, from performance obligations that were satisfied in the previous reporting period. During the three and six months ended July 5, 2025, the impact of revenue related to performance obligations that were satisfied in the previous reporting period was insignificant. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Distributors	$172,798	$133,437	$333,356	$250,627
Direct customers	55,391	59,408	108,333	119,932
	$228,189	$192,845	$441,689	$370,559
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
The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Cost of revenues	$463	$457	$905	$1,070
Research and development	12,902	12,101	24,319	24,109
Selling, general and administrative	12,284	7,333	21,480	14,427
	25,649	19,891	46,704	39,606
Income tax benefit	7,391	2,462	9,955	4,964
Total	$18,258	$17,429	$36,749	$34,642
The Company had approximately $130.8 million of total unrecognized compensation cost related to equity grants as of July 4, 2026 that is expected to be recognized over a weighted-average period of approximately 2.2 years.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11.    Income Taxes
Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, deemed foreign income inclusions, change in the valuation allowance, and other permanent differences. Typically, the Company’s interim provision for income taxes is determined using an estimated annual effective tax rate, adjusted for discrete tax items. When the Company is unable to make a reliable estimate of the annual effective tax rate, it uses the actual effective tax rate for the year-to-date period. For the three and six months ended July 4, 2026, the Company used an actual effective tax rate in jurisdictions where a small change in forecasted pre-tax income or loss has the potential to distort the estimated annual effective tax rate.
Income tax expense was $2.2 million and $2.5 million for the three months ended July 4, 2026 and July 5, 2025, resulting in effective tax rates of (25.7)% and (13.1)%, respectively. Income tax expense was $4.4 million and $4.4 million for the six months ended July 4, 2026 and July 5, 2025, resulting in effective tax rates of (19.8)% and (9.3)%, respectively. The decrease in the effective tax rate for the three and six months ended July 4, 2026 is primarily due to a decrease in pre-tax book loss, as the impact of permanent items is relatively greater when the pre-tax loss is smaller.
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
Uncertain Tax Positions
As of July 4, 2026, the Company had gross unrecognized tax benefits, inclusive of interest, of $5.2 million, of which $1.8 million would affect the effective tax rate if recognized. During the six months ended July 4, 2026, the Company did not release any unrecognized tax benefits.
Tax years 2021 through 2026 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company’s 2022 tax year is currently under examination in the U.S., and the Company’s 2023 and 2024 tax years are currently under examination in India. Although the outcome of tax audits is always uncertain, the Company believes that the results of these examinations will not materially impact its financial position or results of operations. The Company is not currently under audit in any other major taxing jurisdiction.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
12. Segment Information (Continued)
Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
United States	$26,065	$24,555	$44,021	$41,239
China	69,802	61,133	137,121	119,902
Taiwan	47,619	30,456	90,268	60,288
Rest of world	84,703	76,701	170,279	149,130
Total	$228,189	$192,845	$441,689	$370,559
The significant expense categories regularly provided to the CODM, in addition to the expense categories included within net loss presented on the Company’s Condensed Consolidated Statement of Operations, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Research and development:
Employee base compensation	$32,974	$32,434	$65,291	$65,406
Other research and development expenses (1)	62,042	55,387	118,319	110,634
Total research and development	$95,016	$87,821	$183,610	$176,040

Selling, general and administrative:
Employee base compensation	$14,069	$13,740	$27,844	$27,847
Other selling, general and administrative expenses (1)	42,255	29,415	83,966	56,946
Total selling, general and administrative	$56,324	$43,155	$111,810	$84,793
(1) Other research and development and selling, general and administrative expenses include other personnel-related expenses, outside services, software expense, depreciation, amortization, and other expenses.
The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	July 4, 2026	January 3, 2026
United States	$103,308	$106,706
Rest of world	27,594	21,937
Total	$130,902	$128,643

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2026 will have 52 weeks. Fiscal 2025 had 53 weeks with the extra week occurring in the first quarter of the year. Our second quarter of fiscal 2026 ended July 4, 2026 and our second quarter of fiscal 2025 ended July 5, 2025.
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
In connection with the proposed Merger, for the three and six months ended July 4, 2026 we have incurred $9.6 million and $20.8 million of costs, respectively, and expect to continue to incur financial advisory, legal, accounting, and other related costs prior to the completion of the Merger, which could be significant.
Impact of Macroeconomic Conditions
The global economic environment has experienced inflationary pressure, high interest rates, and geopolitical tensions. There continues to be uncertainty regarding international trade relations and trade policy, including those related to tariffs. The situation concerning the imposition of additional tariffs and trade restrictions by the U.S. and other jurisdictions continues to evolve, and we cannot be certain of the outcome, which could adversely impact demand for our products, costs, customers, suppliers, and general economic conditions. Continued geopolitical instability, including the ongoing war in Ukraine and the war in Iran and other conflicts in the Middle East, volatility in energy markets and recent increases in oil prices driven by geopolitical conflicts, the risk of inflation, slower GDP growth, or recession, and variations in the relative strength of the U.S. dollar, have added to the uncertainty. The extent of the impact of the macroeconomic and geopolitical environment on our operational and financial performance will depend on future developments, their impact to the business of our suppliers and/or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted, but could materially affect our business, results of operations, access to sources of liquidity, and financial condition. See the section entitled “Risk Factors” in Part II, Item 1A of the Form 10-Q for further discussion.
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
Current Period Highlights
Revenues increased $35.3 million in the recent quarter compared to the second quarter of fiscal 2025 due to increased revenues from our Industrial & Commercial products and our Home & Life products. Gross profit increased $32.6 million during the same period primarily as a result of the increase in revenues. Gross margin increased to 61.6% in the recent quarter compared to 56.1% in the second quarter of fiscal 2025 as our indirect and overhead expenses decreased as a percentage of revenues. Operating expenses increased by $20.4 million in the recent quarter compared to the second quarter of fiscal 2025 primarily due to higher personnel-related costs and costs related to the Merger. Operating loss in the recent quarter was $10.7 million compared to operating loss of $22.9 million in the second quarter of fiscal 2025. Refer to “Results of Operations” below for further discussion.
We ended the second quarter of fiscal 2026 with $397.2 million in cash, cash equivalents, and short-term investments. Net cash used in operating activities was $9.6 million during the current year six-month period. Accounts receivable were $79.8 million at July 4, 2026, representing 31 days sales outstanding (“DSO”). Inventory was $123.3 million at July 4, 2026, representing 127 days of inventory (“DOI”).
During the six months ended July 4, 2026, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the six months ended July 4, 2026.
The percentage of our revenues derived from outside of the United States was 90% during the six months ended July 4, 2026. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.
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
Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation, as well as costs incurred due to the Merger, an allocated portion of our occupancy costs, sales commissions to independent sales representatives, amortization of intangible assets, professional fees, legal fees, and promotional and marketing expenses.
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
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.4	43.9	39.4	44.4
Gross profit	61.6	56.1	60.6	55.6
Operating expenses:
Research and development	41.6	45.5	41.6	47.5
Selling, general and administrative	24.7	22.4	25.3	22.9
Operating expenses	66.3	67.9	66.9	70.4
Operating loss	(4.7)	(11.9)	(6.3)	(14.8)
Other income (expense):
Interest income and other, net	1.1	2.0	1.4	2.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Loss before income taxes	(3.7)	(10.0)	(5.0)	(12.9)
Provision for income taxes	0.9	1.3	1.0	1.2
Net loss	(4.6)%	(11.3)%	(6.0)%	(14.1)%
Revenues

	Three Months Ended				Six Months Ended
(in millions)	July 4, 2026	July 5, 2025	Change	% Change	July 4, 2026	July 5, 2025	Change	% Change
Industrial & Commercial	$135.0	$109.8	$25.2	23.0%	$262.9	$205.8	$57.1	27.8%
Home & Life	93.2	83.1	10.1	12.2%	178.8	164.8	14.0	8.5%
	$228.2	$192.8	$35.3	18.3%	$441.7	$370.6	$71.1	19.2%

The increase in revenues in the recent three-month period was due to increased revenues of $25.2 million from our Industrial & Commercial products and increased revenues of $10.1 million from our Home & Life products. The increase in revenues in the recent six-month period was due to increased revenues of $57.1 million from our Industrial & Commercial products and increased revenues of $14.0 million from our Home & Life products. Revenues increased in the recent three and six-month periods as a result of increases in unit volumes of our products relative to the prior year. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.
Gross Profit

	Three Months Ended			Six Months Ended
(in millions)	July 4, 2026	July 5, 2025	Change	July 4, 2026	July 5, 2025	Change
Gross profit	$140.7	$108.1	$32.6	$267.7	$205.9	$61.8
Gross margin	61.6%	56.1%	5.5%	60.6%	55.6%	5.0%
Gross profit increased during the recent three and six-month period primarily as a result of increases in revenues in the periods. Gross margin increased as our indirect and overhead expenses decreased as a percentage of revenues in the recent three and six-month period as a result of the increase in revenues. Increased product demand and production capacity constraints may affect the costs of our products, and the prices we pay for inventory may increase in future periods which could reduce our gross margins.
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
Research and Development

	Three Months Ended				Six Months Ended
(in millions)	July 4, 2026	July 5, 2025	Change	% Change	July 4, 2026	July 5, 2025	Change	% Change
Research and development	$95.0	$87.8	$7.2	8.2%	$183.6	$176.0	$7.6	4.3%
Percent of revenue	41.6%	45.5%			41.6%	47.5%
Research and development expense in the recent three-month period increased, with increases of $3.3 million from costs incurred due to the Merger, $2.7 million from personnel-related costs, and $1.0 million from lower government incentives. Research and development expense in the recent six-month period increased, with increases of $3.3 million from costs incurred due to the Merger, $2.8 million from personnel-related costs, $2.1 million for new product introduction costs, $2.0 million from lower government incentives, and $0.8 million for IT-related costs, partially offset by a decrease of $4.2 million for amortization of intangible assets.
Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	July 4, 2026	July 5, 2025	Change	% Change	July 4, 2026	July 5, 2025	Change	% Change
Selling, general and administrative	$56.3	$43.2	$13.1	30.3%	$111.8	$84.8	$27.0	31.8%
Percent of revenue	24.7%	22.4%			25.3%	22.9%

The increase in selling, general and administrative expense in the recent three-month period was primarily due to a $6.4 million increase in personnel-related costs and $6.3 million from costs incurred due to the Merger. The increase in selling, general and administrative expense in the recent six-month period was primarily due to $17.5 million from costs incurred due to the Merger, and a $9.2 million increase in personnel-related costs.
Interest Income and Other, Net
Interest income and other, net for the three and six months ended July 4, 2026 was $2.5 million and $6.1 million, respectively, compared to $3.8 million and $7.6 million, respectively, for the three and six months ended July 5, 2025.
Interest Expense
Interest expense for the three and six months ended July 4, 2026 was $0.3 million and $0.5 million, respectively, compared to $0.3 million and $0.5 million, respectively, for the three and six months ended July 5, 2025.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	July 4, 2026	July 5, 2025	Change	July 4, 2026	July 5, 2025	Change
Provision for income taxes	$2.2	$2.5	$(0.3)	$4.4	$4.4	$—
Effective tax rate	(25.7)%	(13.1)%		(19.8)%	(9.3)%
The decrease in the effective tax rate for the three and six months ended July 4, 2026 is primarily due to a decrease in pre-tax book loss, as the impact of permanent items is relatively greater when the pre-tax loss is smaller.
Liquidity and Capital Resources
Our principal sources of liquidity as of July 4, 2026 consisted of $397.2 million in cash, cash equivalents and short-term investments, of which $243.8 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include U.S. government securities and money market funds.
Operating Activities
Net cash used in operating activities was $9.6 million during the six months ended July 4, 2026, compared to net cash provided of $53.0 million during the six months ended July 5, 2025. Operating cash flows during the six months ended July 4, 2026 reflect our net loss of $26.5 million, adjustments of $65.1 million for depreciation, amortization, stock-based compensation, and deferred income taxes, and a net cash outflow of $48.2 million due to changes in our operating assets and liabilities.
Accounts receivable increased to $79.8 million at July 4, 2026 from $64.5 million at January 3, 2026. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO was 31 days at July 4, 2026 and 28 days at January 3, 2026.
Inventory increased to $123.3 million at July 4, 2026 from $95.6 million at January 3, 2026. Inventory has increased in order to minimize potential supply disruptions and meet forecasted future demand. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 127 days at July 4, 2026 and 113 days at January 3, 2026.
Investing Activities
Net cash provided by investing activities was $27.2 million during the six months ended July 4, 2026, compared to net cash used of $14.1 million during the six months ended July 5, 2025. The increase in cash inflows was principally due to cash proceeds from maturities of marketable securities of $44.1 million compared to a net cash outflow of $0.5 million from purchases, sales, and maturities of marketable securities in the prior year, and the receipt of $5.3 million of proceeds from capital-related government incentives in the current period. Purchases of property and equipment increased $8.6 million during the six months ended July 4, 2026 compared to the six months ended July 5, 2025.

Financing Activities
Net cash used in financing activities was $19.7 million during the six months ended July 4, 2026, compared to $6.1 million during the six months ended July 5, 2025. The increase in cash outflows was principally due to an increase in payment of taxes withheld for vested stock awards of $13.7 million.
Debt
As of July 4, 2026, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. The credit facility contains various conditions, covenants, and representations with which we must be in compliance in order to borrow funds, including financial covenants that we must maintain a consolidated net leverage ratio (funded indebtedness less cash and cash equivalents up to $750 million and divided by EBITDA) of no more than 4.25 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of July 4, 2026, we were in compliance with all of the covenants and no amounts were outstanding on the revolving credit facility.
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
Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objective is the preservation of investment capital. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of July 4, 2026 would decrease our future annual interest income by approximately $2.7 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.
Interest Expense
We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we had no borrowings as of July 4, 2026. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 4, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls during the fiscal quarter ended July 4, 2026 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
•We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results
•We may be subject to information technology failures that could damage our reputation, business operations and financial condition
•Our business, financial condition, and results of operations could be materially and adversely affected by global or industry-specific shortages of memory components or other key components necessary for our customers’ products
•Competition within the numerous markets we target may reduce sales of our products and reduce our market share
•If we are unable to develop or acquire new and enhanced products that achieve market acceptance in a timely manner, our operating results and competitive position could be harmed
•Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
•We have limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share
•Our business, financial condition, and results of operations could be materially and adversely affected by tariffs, trade restrictions, and other barriers to international trade
•We rely on third parties to manufacture, assemble and test our products, which subjects us to risks of disruptions in our supply chain
•We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
•Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales
•We are subject to the cyclical nature of the semiconductor industry, which has been subject to significant fluctuations
•We may not be able to maintain our historical growth and may experience significant period-to-period fluctuations in our revenues and operating results, which may result in volatility in our stock price
•Our inability to manage growth could materially and adversely affect our business
•We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed
•Any acquisitions we make could disrupt our business and harm our financial condition
•The average selling prices of our products could decrease rapidly which may negatively impact our revenues and gross profit
•Failure to manage our distribution channel relationships could impede our future growth
•We do not have long-term commitments from our customers
•We are subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products

•Our products are complex and may contain errors which could lead to liability, an increase in our costs and/or a reduction in our revenues
•Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales
•We are subject to risks relating to product concentration
•Any dispositions could harm our financial condition
•The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations, which could result in our inability to satisfy demand for our products in a timely manner and may decrease our gross profit due to higher unit costs
•We depend on our customers to support our products, and some of our customers offer competing products
•Changes to and/or our failure to comply with laws and regulations regarding privacy, data security/protection and cybersecurity could have an adverse effect on our operations
•Our products must conform to industry standards and technology in order to be accepted by end users in our markets
•Any material weaknesses or other deficiencies or otherwise failing to maintain an effective system of internal controls, including disclosure controls and procedures, could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations
Intellectual Property Risks
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
Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended July 4, 2026 was $183.6 million, or 41.6% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.
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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the six months ended July 4, 2026, the percentage of our revenues derived from outside of the United States was 90% (and the revenue associated with end customers in China was 19%, and revenue attributed to China based on shipped-to location was 31%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:
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
We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur. Competition for qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal products has been, and continues to be, intense. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers, sales, applications and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products. In addition, changes to immigration laws and visa policies in the United States and other jurisdictions may restrict our ability to recruit or retain foreign nationals in key technical roles. For example, the September 2025 Presidential Proclamation on Restriction on Entry of Certain Nonimmigrant Workers currently imposes a filing fee on all new H-1B visa petitions submitted after September 21, 2025, which increases the cost of hiring foreign national employees, and the Department of Homeland Security has implemented a weighted lottery system based on wage levels for H-1B visas, which could disadvantage our ability to hire early-career or entry-level foreign national personnel. These regulatory constraints, including increased scrutiny or delays in visa processing, could limit our access to highly specialized talent and adversely affect our hiring flexibility and long-term innovation capacity.
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
Failure to manage our distribution channel relationships could impede our future growth
The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the six months ended July 4, 2026, 75% of our revenue was derived from distributors (and 51% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.
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
Changes to and/or our failure to comply with laws and regulations regarding privacy, data security/protection and cybersecurity could have an adverse effect on our operations
We are or may become subject to a variety of laws and regulations regarding privacy, data protection and data security, and cybersecurity, such as the European Union’s General Data Protection Regulation (“GDPR”) and Cyber Resilience Act of 2024. There are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding these matters, which often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. The global data protection landscape continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. The costs of compliance with these laws and regulations may have an adverse effect on our operations. Given that the scope, interpretation and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible they may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy or security policies, laws and regulations, or any of our contractual commitments regarding these matters, or any compromise of security, may result in governmental enforcement actions, litigation or negative publicity, and could have an adverse effect on our operating results and financial condition.
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
Any borrowings under our credit agreement or other indebtedness could adversely affect our operations and financial condition
Our ability to make the required payments when due on any debt we may incur depends upon our future performance, which will be subject to general economic conditions, industry cycles and other factors affecting our operations, including risk factors described herein, many of which are beyond our control. Our credit facility also contains covenants, including financial covenants. In May 2024, we received a waiver of the requirement that we meet an interest coverage test for each fiscal quarter through the fiscal first quarter of 2025 and in February 2025 we received an extension of the waiver through the third quarter of 2025. We did not have any outstanding indebtedness under the credit facility while the waiver was in effect. We have not renewed or extended the waiver since its expiration as of October 4, 2025. However, if we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to any applicable cure periods, any outstanding indebtedness thereunder could be declared immediately due and payable.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the three months ended July 4, 2026.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
The following table describes contracts, instructions, or written plans for the purchase or sale of our securities by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), entered into or terminated during the quarter ended July 4, 2026. There were no non-Rule 10b5-1 trading arrangements entered into or terminated during the quarter ended July 4, 2026.

Name and Title of Director or Officer	Action	Date of Adoption or Termination of Arrangement	Expiration Date	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
Bob Conrad Senior Vice President and General Manager	Adoption	May 7, 2026	May 28, 2027	31,344
Navdeep Sooch Director	Termination(1)	May 6, 2026	May 21, 2026	45,000
Brandon Tolany Senior Vice President Worldwide Sales, Marketing, and Applications	Termination(2)	February 13, 2026(2)	September 1, 2026	16,200
(1) Trading arrangement previously adopted on May 22, 2024.
(2) Trading arrangement previously adopted on August 29, 2025. The termination was inadvertently omitted from our Quarterly Report on Form 10-Q for the quarter ended April 4, 2026.
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

SILICON LABORATORIES INC.

August 11, 2026	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

August 11, 2026	/s/ Dean Butler

Date	Dean Butler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 11, 2026	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)