Form 10-Q
period 2026-10-03
SILICON LABORATORIES INC.
filed 2026-11-10
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
☐ Yes ☑ No
As of November 3, 2026, 33,384,250 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Silicon Laboratories Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	October 3, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$423,013	$364,222
Short-term investments	16,828	79,400
Accounts receivable, net	79,966	64,513
Inventories	133,391	95,566
Prepaid expenses and other current assets	71,421	70,316
Total current assets	724,619	674,017
Property and equipment, net	131,687	128,643
Goodwill	376,389	376,389
Other intangible assets, net	16,246	23,130
Other assets, net	87,213	67,138
Total assets	$1,336,154	$1,269,317
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,860	$50,717
Deferred revenue and returns liability	9,804	5,359
Other current liabilities	78,841	87,711
Total current liabilities	157,505	143,787
Other non-current liabilities	53,267	31,112
Total liabilities	210,772	174,899
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 33,384 and 32,955 shares issued and outstanding at October 3, 2026 and January 3, 2026, respectively	3	3
Additional paid-in capital	206,203	157,402
Retained earnings	919,176	936,814
Accumulated other comprehensive income	—	199
Total stockholders’ equity	1,125,382	1,094,418
Total liabilities and stockholders’ equity	$1,336,154	$1,269,317
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Revenues	$250,892	$205,999	$692,581	$576,558
Cost of revenues	98,314	86,980	272,331	251,653
Gross profit	152,578	119,019	420,250	324,905
Operating expenses:
Research and development	93,174	87,685	276,784	263,725
Selling, general and administrative	51,453	43,676	163,263	128,469
Operating expenses	144,627	131,361	440,047	392,194
Operating income (loss)	7,951	(12,342)	(19,797)	(67,289)
Other income (expense):
Interest income and other, net	3,185	3,046	9,300	10,672
Interest expense	(226)	(226)	(709)	(761)
Income (loss) before income taxes	10,910	(9,522)	(11,206)	(57,378)
Provision for income taxes	2,059	414	6,432	4,845
Net income (loss)	$8,851	$(9,936)	$(17,638)	$(62,223)

Earnings (loss) per share:
Basic	$0.27	$(0.30)	$(0.53)	$(1.91)
Diluted	$0.26	$(0.30)	$(0.53)	$(1.91)

Weighted-average common shares outstanding:
Basic	33,376	32,835	33,182	32,656
Diluted	33,752	32,835	33,182	32,656
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Net income (loss)	$8,851	$(9,936)	$(17,638)	$(62,223)
Other comprehensive (loss) income, before tax:
Net changes to available-for-sale securities:
Unrealized (losses) gains arising during the period	(33)	182	(263)	232
Reclassification for losses (gains) included in net income (loss)	11	—	11	(25)

Net changes to cash flow hedges:
Unrealized (losses) gains arising during the period	—	(22)	—	247
Reclassification for losses (gains) included in net income (loss)	—	32	—	(247)
Other comprehensive (loss) income, before tax	(22)	192	(252)	207

(Benefit) provision for income taxes related to items of other comprehensive (loss) income	(4)	40	(53)	44

Other comprehensive (loss) income	(18)	152	(199)	163

Comprehensive income (loss)	$8,833	$(9,784)	$(17,837)	$(62,060)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

Three Months Ended October 3, 2026	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of July 4, 2026	33,366	$3	$184,456	$910,325	$18	$1,094,802
Net income	—	—	—	8,851	—	8,851
Other comprehensive loss	—	—	—	—	(18)	(18)
Stock issuances, net of shares withheld for taxes	18	—	(1,259)	—	—	(1,259)
Stock-based compensation	—	—	23,006	—	—	23,006
Balance as of October 3, 2026	33,384	$3	$206,203	$919,176	$—	$1,125,382

Three Months Ended October 4, 2025	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of July 5, 2025	32,815	$3	$111,562	$949,434	$81	$1,061,080
Net loss	—	—	—	(9,936)	—	(9,936)
Other comprehensive income	—	—	—	—	152	152
Stock issuances, net of shares withheld for taxes	38	—	(627)	—	—	(627)
Stock-based compensation	—	—	20,044	—	—	20,044
Balance as of October 4, 2025	32,853	$3	$130,979	$939,498	$233	$1,070,713

Nine Months Ended October 3, 2026	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of January 3, 2026	32,955	$3	$157,402	$936,814	$199	$1,094,418
Net loss	—	—	—	(17,638)	—	(17,638)
Other comprehensive loss	—	—	—	—	(199)	(199)
Stock issuances, net of shares withheld for taxes	429	—	(20,949)	—	—	(20,949)
Stock-based compensation	—	—	69,750	—	—	69,750
Balance as of October 3, 2026	33,384	$3	$206,203	$919,176	$—	$1,125,382

Nine Months Ended October 4, 2025	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of December 28, 2024	32,458	$3	$78,227	$1,001,721	$70	$1,080,021
Net loss	—	—	—	(62,223)	—	(62,223)
Other comprehensive income	—	—	—	—	163	163
Stock issuances, net of shares withheld for taxes	395	—	(6,760)	—	—	(6,760)
Stock-based compensation	—	—	59,512	—	—	59,512
Balance as of October 4, 2025	32,853	$3	$130,979	$939,498	$233	$1,070,713
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3, 2026	October 4, 2025
Operating Activities
Net loss	$(17,638)	$(62,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	18,154	18,769
Amortization of other intangible assets	6,884	11,074
Stock-based compensation expense	69,754	59,645
Deferred income taxes	2,164	2,026
Changes in operating assets and liabilities:
Accounts receivable	(15,453)	(12,829)
Inventories	(37,828)	23,316
Prepaid expenses and other assets	(35,213)	9,080
Accounts payable	18,373	11,141
Other current liabilities and income taxes	3,271	29,901
Deferred revenue and returns liability	4,445	5,374
Other non-current liabilities	20,285	(7,916)
Net cash provided by operating activities	37,198	87,358

Investing Activities
Purchases of marketable securities	—	(34,790)
Sales of marketable securities	—	15,332
Maturities of marketable securities	62,309	22,598
Purchases of property and equipment	(28,472)	(19,942)
Proceeds from capital-related government incentives	8,705	—
Purchase of other investment	—	(4,000)
Net cash provided by (used in) investing activities	42,542	(20,802)

Financing Activities
Payment of taxes withheld for vested stock awards	(28,710)	(14,907)
Proceeds from the issuance of common stock	7,761	8,147
Net cash used in financing activities	(20,949)	(6,760)

Increase in cash and cash equivalents	58,791	59,796
Cash and cash equivalents at beginning of period	364,222	281,607
Cash and cash equivalents at end of period	$423,013	$341,403
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive income (loss), stockholders’ equity, and cash flows. The Condensed Consolidated Balance Sheet as of January 3, 2026 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended October 3, 2026 are not necessarily indicative of the results to be expected for the full year.
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
In connection with the proposed Merger, for the three and nine months ended October 3, 2026 we have incurred $6.9 million and $27.7 million of costs, respectively, and expect to continue to incur Merger-related costs prior to the completion of the Merger, which could be significant.
3.    Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Net income (loss)	$8,851	$(9,936)	$(17,638)	$(62,223)

Shares used in computing basic earnings per share	33,376	32,835	33,182	32,656

Effect of dilutive securities:
Stock-based awards	376	—	—	—
Shares used in computing diluted earnings per share	33,752	32,835	33,182	32,656

Earnings (loss) per share:
Basic	$0.27	$(0.30)	$(0.53)	$(1.91)
Diluted	$0.26	$(0.30)	$(0.53)	$(1.91)
Diluted shares for the nine months ended October 3, 2026 excluded 0.5 million shares, and the three and nine months ended October 4, 2025 excluded 0.2 million and 0.3 million shares, respectively, as they were anti-dilutive due to the Company’s net loss for the periods.
Securities that were anti-dilutive due to the Company’s stock price and were excluded from the computation of diluted earnings per share for the three and nine months ended October 3, 2026 and October 4, 2025 were not material.

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

	Fair Value Measurements at October 3, 2026 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$183,310	$—	$183,310
Time deposit	—	7,329	7,329
Total cash equivalents	$183,310	$7,329	$190,639

Short-term investments:
Government debt securities	$—	$16,828	$16,828
Total short-term investments	$—	$16,828	$16,828

Total	$183,310	$24,157	$207,467

	Fair Value Measurements at January 3, 2026 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$206,051	$—	$206,051
Time deposit	—	5,595	5,595
Total cash equivalents	$206,051	$5,595	$211,646

Short-term investments:
Government debt securities	$—	$79,400	$79,400
Total short-term investments	$—	$79,400	$79,400

Total	$206,051	$84,995	$291,046

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
The following summarizes the components of available-for-sale investments (in thousands):

					Reported As
As of October 3, 2026	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Time deposits	$7,329	$—	$—	$7,329	$7,329	$—
Government debt securities	16,839	2	(13)	16,828	—	16,828
Money market funds	183,310	—	—	183,310	183,310	—
Total	$207,478	$2	$(13)	$207,467	$190,639	$16,828

					Reported As
As of January 3, 2026	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Time deposits	$5,595	$—	$—	$5,595	$5,595	$—
Government debt securities	79,148	252	—	79,400	—	79,400
Money market funds	206,051	—	—	206,051	206,051	—
Total	$290,794	$252	$—	$291,046	$211,646	$79,400
Contractual maturities of investments
The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at October 3, 2026 (in thousands):

	Cost	Fair Value
Due in one year or less	$16,839	$16,828
Due after one year through five years	—	—
	$16,839	$16,828
Unrealized Gains and Losses
The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		Total
As of October 3, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$10,355	$(13)	$10,355	$(13)
	$10,355	$(13)	$10,355	$(13)

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4.    Fair Value of Financial Instruments (Continued)
As of October 3, 2026, all securities in a continuous unrealized loss position have been in a continuous loss position for less than 12 months. The gross unrealized losses as of October 3, 2026 were due primarily to changes in market interest rates. There were no gross unrealized losses as of January 3, 2026. At October 3, 2026 and January 3, 2026, there were no material unrealized gains associated with the Company’s available-for-sale investments.
The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of October 3, 2026, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
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
As of October 3, 2026, the Company held no such foreign currency contracts. The fair value of the contracts, contract gains or losses recognized in other comprehensive (loss) income and amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented.
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

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5.    Derivative Financial Instruments (Continued)
As of October 3, 2026, the Company held no such foreign currency forward contracts. The fair value of the foreign currency forward contracts and contract gains and losses recognized in income were not material for any of the periods presented.
6.    Supplemental Information
The following table shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):
Inventories

	October 3, 2026	January 3, 2026
Work in progress	$101,124	$77,464
Finished goods	32,267	18,102
	$133,391	$95,566
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
As of October 3, 2026, the Company was in compliance with all covenants of the credit facility, including the minimum interest coverage ratio. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of October 3, 2026, no amounts were outstanding on the credit facility.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.    Revenues
The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Industrial & Commercial	$141,285	$117,614	$404,204	$323,377
Home & Life	109,607	88,385	288,377	253,181
	$250,892	$205,999	$692,581	$576,558
A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three and nine months ended October 3, 2026, the Company recognized revenue of $6.1 million and $4.7 million, respectively, from performance obligations that were satisfied in the previous reporting period. During the three and nine months ended October 4, 2025, the impact of revenue related to performance obligations that were satisfied in the previous reporting period was insignificant. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Distributors	$183,198	$152,208	$516,554	$402,835
Direct customers	67,694	53,791	176,027	173,723
	$250,892	$205,999	$692,581	$576,558
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
The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Cost of revenues	$459	$474	$1,365	$1,544
Research and development	11,996	12,149	36,314	36,257
Selling, general and administrative	10,594	7,417	32,075	21,844
	23,049	20,040	69,754	59,645
Income tax benefit	2,806	2,818	12,761	7,782
Total	$20,243	$17,222	$56,993	$51,863
The Company had approximately $113.9 million of total unrecognized compensation cost related to equity grants as of October 3, 2026 that is expected to be recognized over a weighted-average period of approximately 2.0 years.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11.    Income Taxes
Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, deemed foreign income inclusions, change in the valuation allowance, and other permanent differences. Typically, the Company’s interim provision for income taxes is determined using an estimated annual effective tax rate, adjusted for discrete tax items. When the Company is unable to make a reliable estimate of the annual effective tax rate, it uses the actual effective tax rate for the year-to-date period. For the three and nine months ended October 3, 2026, the Company used an actual effective tax rate in jurisdictions where a small change in forecasted pre-tax income or loss has the potential to distort the estimated annual effective tax rate.
Income tax expense was $2.1 million and $0.4 million for the three months ended October 3, 2026 and October 4, 2025, resulting in effective tax rates of 18.9% and (4.3)%, respectively. Income tax expense was $6.4 million and $4.8 million for the nine months ended October 3, 2026 and October 4, 2025, resulting in effective tax rates of (57.4)% and (8.4)%, respectively. The increase in the provision for income taxes for the three and nine months ended October 3, 2026 in comparison with the three and nine months ended October 4, 2025 is primarily due to the release of $1.7 million of unrecognized tax benefits in the three months ended October 4, 2025 with no comparable release in the current year-to-date.
A valuation allowance is required to be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In 2024, the Company identified a need for valuation allowances in the U.S. and Singapore due to the presence of significant negative evidence, including recent operating losses and uncertainty around the timing of recovery in economic conditions within both the semiconductor industry and the broader economy. Because of the valuation allowance, we are unable to recognize the full tax benefit of the pre-tax losses incurred in those jurisdictions to date in the current year. We intend to maintain the valuation allowance until our ability to forecast sufficient future sources of taxable income is reestablished.
Uncertain Tax Positions
As of October 3, 2026, the Company had gross unrecognized tax benefits, inclusive of interest, of $5.7 million, of which $1.9 million would affect the effective tax rate if recognized. During the nine months ended October 3, 2026, the Company did not release any unrecognized tax benefits.
Tax years 2021 through 2026 remain open to examination by the major taxing jurisdictions in which the Company operates. As of October 3, 2026, the Company’s 2022 tax year is currently under examination in the U.S., and the Company’s 2023 and 2024 tax years are currently under examination in India. Although the outcome of tax audits is always uncertain, the Company believes that the results of these examinations will not materially impact its financial position or results of operations. The Company is not currently under audit in any other major taxing jurisdiction.
12.    Segment Information
The Company has one operating segment, mixed-signal analog intensive products, consisting of numerous product areas. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the Condensed Consolidated Statement of Operations as Net income (loss). The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Total assets.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
12. Segment Information (Continued)
Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
United States	$28,428	$20,701	$72,448	$61,939
China	76,771	67,153	213,892	187,055
Taiwan	48,260	35,507	138,528	95,796
Rest of world	97,433	82,638	267,713	231,768
Total	$250,892	$205,999	$692,581	$576,558
The significant expense categories regularly provided to the CODM, in addition to the expense categories included within net income (loss) presented on the Company’s Condensed Consolidated Statement of Operations, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Research and development:
Employee base compensation	$33,069	$32,764	$98,360	$98,170
Other research and development expenses (1)	60,105	54,921	178,424	165,555
Total research and development	$93,174	$87,685	$276,784	$263,725

Selling, general and administrative:
Employee base compensation	$13,851	$13,750	$41,695	$41,596
Other selling, general and administrative expenses (1)	37,602	29,926	121,568	86,873
Total selling, general and administrative	$51,453	$43,676	$163,263	$128,469
(1) Other research and development and selling, general and administrative expenses include other personnel-related expenses, outside services, software expense, depreciation, amortization, and other expenses.
The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	October 3, 2026	January 3, 2026
United States	$103,137	$106,706
Rest of world	28,550	21,937
Total	$131,687	$128,643

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2026 will have 52 weeks. Fiscal 2025 had 53 weeks with the extra week occurring in the first quarter of the year. Our third quarter of fiscal 2026 ended October 3, 2026 and our third quarter of fiscal 2025 ended October 4, 2025.
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
In connection with the proposed Merger, for the three and nine months ended October 3, 2026 we have incurred $6.9 million and $27.7 million of costs, respectively, and expect to continue to incur Merger-related costs prior to the completion of the Merger, which could be significant.
Impact of Macroeconomic Conditions
The global economic environment has experienced inflationary pressure, high interest rates, and geopolitical tensions. There continues to be uncertainty regarding international trade relations and trade policy, including those related to tariffs. The situation concerning the imposition of additional tariffs and trade restrictions by the U.S. and other jurisdictions continues to evolve, and we cannot be certain of the outcome, which could adversely impact demand for our products, costs, customers, suppliers, and general economic conditions. Continued geopolitical instability, including the ongoing war in Ukraine and the war in Iran and other conflicts in the Middle East, including disruptions in the Strait of Hormuz, has contributed to significant volatility in energy markets and sustained elevated oil prices. These conditions, together with rising inflation, higher interest rates and borrowing costs, slower economic growth or the possibility of recession, and volatility in the value of the U.S. dollar, have added to the uncertainty. The extent of the impact of the macroeconomic and geopolitical environment on our operational and financial performance will depend on future developments, their impact to the business of our suppliers and/or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted, but could materially affect our business, results of operations, access to sources of liquidity, and financial condition. See the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion.
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
Current Period Highlights
Revenues increased $44.9 million in the recent quarter compared to the third quarter of fiscal 2025 due to increased revenues from our Industrial & Commercial products and our Home & Life products. Gross profit increased $33.6 million during the same period primarily as a result of the increase in revenues. Gross margin increased to 60.8% in the recent quarter compared to 57.8% in the third quarter of fiscal 2025 as our indirect and overhead expenses decreased as a percentage of revenues. Operating expenses increased by $13.3 million in the recent quarter compared to the third quarter of fiscal 2025 primarily due to costs related to the Merger and higher personnel-related costs. Operating income in the recent quarter was $8.0 million compared to operating loss of $12.3 million in the third quarter of fiscal 2025. Refer to “Results of Operations” below for further discussion.
We ended the third quarter of fiscal 2026 with $439.8 million in cash, cash equivalents, and short-term investments. Net cash provided by operating activities was $37.2 million during the current year nine-month period. Accounts receivable were $80.0 million at October 3, 2026, representing 29 days sales outstanding (“DSO”). Inventory was $133.4 million at October 3, 2026, representing 122 days of inventory (“DOI”).
During the nine months ended October 3, 2026, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the nine months ended October 3, 2026.
The percentage of our revenues derived from outside of the United States was 90% during the nine months ended October 3, 2026. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.
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
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.2	42.2	39.3	43.6
Gross profit	60.8	57.8	60.7	56.4
Operating expenses:
Research and development	37.1	42.6	40.0	45.7
Selling, general and administrative	20.5	21.2	23.6	22.3
Operating expenses	57.6	63.8	63.5	68.0
Operating income (loss)	3.2	(6.0)	(2.9)	(11.7)
Other income (expense):
Interest income and other, net	1.3	1.5	1.3	1.9
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Income (loss) before income taxes	4.3	(4.6)	(1.6)	(10.0)
Provision for income taxes	0.8	0.2	0.9	0.8
Net income (loss)	3.5%	(4.8)%	(2.5)%	(10.8)%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2026	October 4, 2025	Change	% Change	October 3, 2026	October 4, 2025	Change	% Change
Industrial & Commercial	$141.3	$117.6	$23.7	20.2%	$404.2	$323.4	$80.8	25.0%
Home & Life	109.6	88.4	21.2	24.0%	288.4	253.2	35.2	13.9%
	$250.9	$206.0	$44.9	21.8%	$692.6	$576.6	$116.0	20.1%
The increase in revenues in the recent three-month period was due to increased revenues of $23.7 million from our Industrial & Commercial products and increased revenues of $21.2 million from our Home & Life products. The increase in revenues in the recent nine-month period was due to increased revenues of $80.8 million from our Industrial & Commercial products and increased revenues of $35.2 million from our Home & Life products. Revenues increased in the recent three and nine-month periods as a result of increases in unit volumes of our products relative to the prior year. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.
Gross Profit

	Three Months Ended			Nine Months Ended
(in millions)	October 3, 2026	October 4, 2025	Change	October 3, 2026	October 4, 2025	Change
Gross profit	$152.6	$119.0	$33.6	$420.3	$324.9	$95.4
Gross margin	60.8%	57.8%	3.0%	60.7%	56.4%	4.3%
Gross profit increased during the recent three and nine-month period primarily as a result of increases in revenues in the periods. Gross margin increased as our indirect and overhead expenses decreased as a percentage of revenues in the recent three and nine-month period as a result of the increase in revenues. Increased product demand and production capacity constraints have affected the costs of our products, including the prices we pay for inventory. We expect these conditions to continue to affect our costs, which could reduce our gross margins.
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
Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2026	October 4, 2025	Change	% Change	October 3, 2026	October 4, 2025	Change	% Change
Research and development	$93.2	$87.7	$5.5	6.3%	$276.8	$263.7	$13.1	5.0%
Percent of revenue	37.1%	42.6%			40.0%	45.7%
Research and development expense in the recent three-month period increased, with increases of $3.6 million from costs incurred due to the Merger and $1.1 million from lower government incentives. Research and development expense in the recent nine-month period increased, with increases of $6.9 million from costs incurred due to the Merger, $3.1 million from lower government incentives, $2.7 million from personnel-related costs, $2.2 million for new product introduction costs, and $1.1 million for IT-related costs, partially offset by a decrease of $4.2 million for amortization of intangible assets.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2026	October 4, 2025	Change	% Change	October 3, 2026	October 4, 2025	Change	% Change
Selling, general and administrative	$51.5	$43.7	$7.8	17.8%	$163.3	$128.5	$34.8	27.1%
Percent of revenue	20.5%	21.2%			23.6%	22.3%
The increase in selling, general and administrative expense in the recent three-month period was due to a $4.7 million increase in personnel-related costs and $3.3 million from costs incurred due to the Merger. The increase in selling, general and administrative expense in the recent nine-month period was primarily due to $20.8 million from costs incurred due to the Merger, and a $13.9 million increase in personnel-related costs.
Interest Income and Other, Net
Interest income and other, net for the three and nine months ended October 3, 2026 was $3.2 million and $9.3 million, respectively, compared to $3.0 million and $10.7 million, respectively, for the three and nine months ended October 4, 2025.
Interest Expense
Interest expense for the three and nine months ended October 3, 2026 was $0.2 million and $0.7 million, respectively, compared to $0.2 million and $0.8 million, respectively, for the three and nine months ended October 4, 2025.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	October 3, 2026	October 4, 2025	Change	October 3, 2026	October 4, 2025	Change
Provision for income taxes	$2.1	$0.4	$1.7	$6.4	$4.8	$1.6
Effective tax rate	18.9%	(4.3)%		(57.4)%	(8.4)%
The increase in the provision for income taxes for the three and nine months ended October 3, 2026 in comparison with the three and nine months ended October 4, 2025 is primarily due to the release of $1.7 million of unrecognized tax benefits in the three months ended October 4, 2025 with no comparable release in the current year-to-date.
Liquidity and Capital Resources
Our principal sources of liquidity as of October 3, 2026 consisted of $439.8 million in cash, cash equivalents and short-term investments, of which $262.3 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities (which include U.S. government securities), time deposits, and money market funds.
Operating Activities
Net cash provided by operating activities was $37.2 million during the nine months ended October 3, 2026, compared to $87.4 million during the nine months ended October 4, 2025. Operating cash flows during the nine months ended October 3, 2026 reflect our net loss of $17.6 million, adjustments of $97.0 million for depreciation, amortization, stock-based compensation, and deferred income taxes, and a net cash outflow of $42.1 million due to changes in our operating assets and liabilities.
Accounts receivable increased to $80.0 million at October 3, 2026 from $64.5 million at January 3, 2026. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO was 29 days at October 3, 2026 and 28 days at January 3, 2026.

Inventory increased to $133.4 million at October 3, 2026 from $95.6 million at January 3, 2026. Inventory has increased in order to minimize potential supply disruptions and meet forecasted future demand. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 122 days at October 3, 2026 and 113 days at January 3, 2026.
Investing Activities
Net cash provided by investing activities was $42.5 million during the nine months ended October 3, 2026, compared to net cash used of $20.8 million during the nine months ended October 4, 2025. The increase in cash inflows was principally due to cash proceeds from maturities of marketable securities of $62.3 million compared to a net cash proceeds of $3.1 million from purchases, sales, and maturities of marketable securities in the prior year, and the receipt of $8.7 million of proceeds from capital-related government incentives in the current period. Purchases of property and equipment increased $8.5 million during the nine months ended October 3, 2026 compared to the nine months ended October 4, 2025.
Financing Activities
Net cash used in financing activities was $20.9 million during the nine months ended October 3, 2026, compared to $6.8 million during the nine months ended October 4, 2025. The increase in cash outflows was principally due to an increase in payment of taxes withheld for vested stock awards of $13.8 million.
Debt
As of October 3, 2026, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. The credit facility contains various conditions, covenants, and representations with which we must be in compliance in order to borrow funds, including financial covenants that we must maintain a consolidated net leverage ratio (funded indebtedness less cash and cash equivalents up to $750 million and divided by EBITDA) of no more than 4.25 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of October 3, 2026, we were in compliance with all of the covenants and no amounts were outstanding on the revolving credit facility.
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
Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objective is the preservation of investment capital. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of October 3, 2026 would decrease our future annual interest income by approximately $2.1 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense
We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we had no borrowings as of October 3, 2026. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 3, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls during the fiscal quarter ended October 3, 2026 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
•We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results
•We may be subject to information technology failures that could damage our reputation, business operations and financial condition
•Our business, financial condition, and results of operations could be materially and adversely affected by global or industry-specific shortages of memory components or other key components necessary for our customers’ products
•Competition within the numerous markets we target may reduce sales of our products and reduce our market share
•If we are unable to develop or acquire new and enhanced products that achieve market acceptance in a timely manner, our operating results and competitive position could be harmed
•Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
•We have limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share
•Our business, financial condition, and results of operations could be materially and adversely affected by tariffs, trade restrictions, and other barriers to international trade
•We rely on third parties to manufacture, assemble and test our products, which subjects us to risks of disruptions in our supply chain
•We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
•Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales
•We are subject to the cyclical nature of the semiconductor industry, which has been subject to significant fluctuations
•We may not be able to maintain our historical growth and may experience significant period-to-period fluctuations in our revenues and operating results, which may result in volatility in our stock price
•Our inability to manage growth could materially and adversely affect our business
•We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed
•Any acquisitions we make could disrupt our business and harm our financial condition
•The average selling prices of our products could decrease rapidly which may negatively impact our revenues and gross profit
•Failure to manage our distribution channel relationships could impede our future growth
•We do not have long-term commitments from our customers
•We are subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products

•Our products are complex and may contain errors which could lead to liability, an increase in our costs and/or a reduction in our revenues
•Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales
•We are subject to risks relating to product concentration
•Any dispositions could harm our financial condition
•The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations, which could result in our inability to satisfy demand for our products in a timely manner and may decrease our gross profit due to higher unit costs
•We depend on our customers to support our products, and some of our customers offer competing products
•Changes to and/or our failure to comply with laws and regulations regarding privacy, data security/protection and cybersecurity could have an adverse effect on our operations
•Our products must conform to industry standards and technology in order to be accepted by end users in our markets
•Any material weaknesses or other deficiencies, or otherwise failing to maintain an effective system of internal controls, including disclosure controls and procedures, could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations
Intellectual Property Risks
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
Risks Related to the Proposed Merger
We may not complete the proposed Merger within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial condition, results of operations, cash flows and stock price
On February 4, 2026, we entered into the Merger Agreement with Parent and Merger Subsidiary, pursuant to which Merger Subsidiary will be merged with and into us, with us continuing as the surviving company and a wholly owned subsidiary of Parent. If the Merger is completed, we will become a wholly owned subsidiary of Parent, and our common stock will be delisted from the NASDAQ Global Select Market and deregistered under the Securities Exchange Act of 1934. Completion of the Merger is subject to a number of closing conditions, including obtaining approval of our stockholders at a special meeting of stockholders, which we obtained on April 30, 2026, and the receipt of required regulatory approvals. The failure to satisfy the remaining closing conditions could jeopardize or delay the consummation of the Merger.
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
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and that could deter or discourage a competing acquirer from making a favorable alternative transaction proposal

Under the Merger Agreement, we are subject to “no-shop” restrictions and are not permitted, subject to certain exceptions set forth in the Merger Agreement, to initiate, solicit or knowingly encourage or facilitate any inquiries or the making of any proposal or offer by or with a third party with respect to an acquisition proposal and to furnish nonpublic information to, or engage in discussions or negotiations with, a third party interested in pursuing an alternative transaction. Upon the termination of the Merger Agreement under specified circumstances, including, among others, the termination by the Parent in the event of a Change of Recommendation (as defined in the Merger Agreement) by our board of directors, we would be required to pay Parent a termination fee of $259 million. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than Parent for our outstanding common stock from considering or proposing such an acquisition of us.
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
Our business, financial condition, and results of operations could be materially and adversely affected by global or industry-specific shortages of memory components or other key components necessary for our customers’ products
Our customers’ products often incorporate third-party memory components, such as DRAM or NAND, that are sourced from a limited number of suppliers. The memory market has in the past experienced supply imbalances, capacity constraints, and pricing volatility, and the industry is currently experiencing a global shortage of certain memory components as a result of AI-driven demand. These conditions are likely to impact our customers and may limit their ability to manufacture their end products or may cause them to adjust production schedules, delay product launches, or revise demand forecasts, which in turn could lead them to reduce, delay, or cancel orders for our products, even when demand for their end products remains strong. The current shortage and resulting price increase for memory components also may lead our customers to increase prices of their end products, which could lead to decreased demand for those products, negatively impacting orders for our products in the longer term. In addition, uncertainty regarding the availability or pricing of memory components or other key components may impair our ability to accurately forecast demand, manage inventory levels, or plan production. Any of these factors could adversely affect our business, financial condition, and results of operations.

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
Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended October 3, 2026 was $276.8 million, or 40.0% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.
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
Our business, financial condition, and results of operations could be materially and adversely affected by tariffs, trade restrictions, and other barriers to international trade
Restrictions on international trade, such as tariffs and other controls on imports or exports of goods and technology can adversely affect our business and supply chain. These trade restrictions may impact the cost and availability of raw materials, components, and finished goods, which could lead to supply chain disruptions, increased costs, and lower margins. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. Export restrictions imposed by the U.S. government, including the addition of licensing requirements by the United States Department of Commerce’s Bureau of Industry and Security (“BIS”) through the addition of companies to the BIS Entity List, could require us to suspend our business with certain entities if we conclude or are notified by the U.S. government that such business presents a risk of noncompliance with U.S. regulations. The global trade situation has been highly dynamic, and we cannot predict what actions may be taken with respect to tariffs or trade relations, what products may be subject to such actions, or what actions may be taken by other countries in response. In addition to the possibility of new or modified tariffs, sector-based trade measures may be implemented. Rapid and continuing changes in U.S. and global trade policies, including the imposition of new and increased tariffs, ongoing legal challenges to those tariffs, and retaliatory measures by trading partners, have contributed to greater market volatility, rising inflation and general economic uncertainty, including the possibility of slower growth or recession. These developments have increased, and could further increase, our costs and could adversely affect customer demand, delay purchasing decisions, disrupt our supply chain, or limit our ability to operate efficiently in key markets. If we are unable to mitigate any negative impacts of tariffs, trade restrictions, or related market volatility through pricing adjustments, operational efficiencies, or alternative sourcing strategies, our business, financial condition, and results of operations could be materially and adversely affected.
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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the nine months ended October 3, 2026, the percentage of our revenues derived from outside of the United States was 90% (and the revenue associated with end customers in China was 19%, and revenue attributed to China based on shipped-to location was 31%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:
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
To date, substantially all of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies, such as the rebound from 2025 that has occurred since early 2026, can make our products more expensive for our international customers to purchase, thus rendering our products less competitive. Similarly, a decrease in the value of the U.S. dollar, such as the decline that occurred in 2025, has in the past and may in the future reduce our buying power with respect to international suppliers. However, we may be required to buy or sell in other currencies as a result of changes in industry standards. Operating or transacting in currencies other than the U.S. dollar may result in enhanced volatility in our operating results.
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
Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Upturns have been characterized by increased product demand and production capacity constraints created by increased competition for access to third-party foundry, assembly and test capacity. We are dependent on the availability of such capacity to manufacture, assemble and test our products. None of our third-party foundry, assembly or test subcontractors have provided assurances that adequate capacity will be available to us. In 2023, the semiconductor industry suffered a downturn that we believe was due in large part to adverse macroeconomic conditions, characterized by a slowdown in overall GDP performance and factory activity in certain regions, higher levels of customer inventory, as well as heightened geopolitical tensions and export controls affecting trade with China, and greater overall uncertainty regarding the economy. In the future, these and other factors could lead to downturns that may adversely effect our business and operating results.
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
Failure to manage our distribution channel relationships could impede our future growth
The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the nine months ended October 3, 2026, 75% of our revenue was derived from distributors (and 50% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.
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
Additionally, we have used and may increase our use of new technology such as AI or generative AI to enhance our products, decrease our development times, or improve our customers’ efficiency. Evolving rules, regulations and industry standards governing AI may require us to incur greater compliance costs and restrict the use of AI in our products or technologies. Although we maintain AI governance programs and internal oversight committees, the use of AI technologies is still in the early stages and these new technologies may not always operate as expected and deliver our intended results, may produce output that contain errors and incorrect information or other unintended consequences, including risks related to intellectual property infringement or misappropriation, data privacy and cyber security vulnerabilities. Any ineffective AI usage could negatively impact our or our customers’ business reputation and negatively impact our competitive standing.
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
Any material weaknesses or other deficiencies, or otherwise failing to maintain an effective system of internal controls, including disclosure controls and procedures, could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations
We previously identified a material weakness that existed as of the end of our fiscal 2023 and management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 30, 2023. During the quarter ended December 28, 2024, we successfully completed the testing necessary to conclude that the material weakness had been remediated. Should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements. If we fail to remediate any future material weaknesses or maintain proper and effective internal control over financial reporting in the future, we may be required to restate our financial statements, experience delays in satisfying our reporting obligations or fail to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.
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

Liquidity and Credit Risks
Disruptions in the financial services industry could adversely affect our operations and financial condition
In the first half of 2023, banking regulators closed three U.S. banks and appointed the Federal Deposit Insurance Corporation (“FDIC”) to act as receiver. Although we had no direct exposure to the closed banks, any future bank closures or uncertainty over the broader financial services industry could result in adverse impact. For example, if other financial institutions enter receivership or become insolvent in the future, our ability to access our cash and investments or to draw on our existing lines of credit could be impacted. Concerns regarding the financial services industry may result in less favorable financing terms, including higher interest rates, tighter financial covenants or systemic limitations on access to credit sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, inflation and rapid increases in interest rates have led to a decline in the market value of debt securities issued with interest rates below current market interest rates. Sales of such securities prior to their maturity would result in the recognition of losses previously unrealized.
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
Any borrowings under our credit agreement or other indebtedness could adversely affect our operations and financial condition
Our ability to make the required payments when due on any debt we may incur depends upon our future performance, which will be subject to general economic conditions, industry cycles and other factors affecting our operations, including risk factors described herein, many of which are beyond our control. Our credit facility also contains covenants, including financial covenants. In May 2024, we received a waiver of the requirement that we meet an interest coverage test for each fiscal quarter through the fiscal first quarter of 2025 and in February 2025 we received an extension of the waiver through the third quarter of 2025. We did not have any outstanding indebtedness under the credit facility while the waiver was in effect. We have not renewed or extended the waiver since its expiration as of October 4, 2025. However, if we breach any of the covenants under our credit facility and are not able to obtain appropriate waivers, then, subject to any applicable cure periods, any outstanding indebtedness thereunder could be declared immediately due and payable.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the three months ended October 3, 2026.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
There were no contracts, instructions or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), nor were there any non-Rule 10b5-1 trading arrangements, entered into or terminated by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act) during the quarter ended October 3, 2026.

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit Number
3.1*	Fifth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-Q filed on August 5, 2025).

3.2*	Sixth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on April 21, 2023).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1	Silicon Laboratories Inc. 2009 Stock Incentive Plan (As Amended and Restated on October 22, 2026).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________

*	Incorporated herein by reference to the indicated filing.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

November 10, 2026	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

November 10, 2026	/s/ Dean Butler

Date	Dean Butler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 10, 2026	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)